Form 10-Q
period 2000-06-30
TVIA INC
filed 2000-09-19
CIK 1109279

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

  (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number 0-30539

                                  TVIA, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                        77-0549628
           --------                                        ----------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                         identification number)

               4001 Burton Drive, Santa Clara, California 95054
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 982-8588

                           -------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X . /(1)/
                                                         ------

(1) The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (August 8, 2000) and has filed all required reports since the effective date.

On September 13, 2000, 22,243,046 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                                  TVIA, INC.

                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX

INDEX                                                                                             Page
                                                                                                  ----
Part I:  Financial Information

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2000 and March 31, 2000                   1

         Condensed Consolidated Statements of Operations and Comprehensive Loss for the
         Three Months Ended June 30, 2000 and 1999                                                   2

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         June 30, 2000 and 1999                                                                      3

         Notes to Condensed Consolidated Financial Statements                                        4

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations       7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk          17

Part II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                                                  18
Item 4:  Submission of Matters to a Vote of Security Holders                                        19
Item 6:  Exhibits and Reports on Form 8-K                                                           20

Signature                                                                                           20

Exhibit Index                                                                                       21

                        PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 TVIA, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                   JUNE 30,             MARCH 31,
                                                                                     2000                 2000
                                                                                     ----                 ----
                                                                                  (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                                           $  3,649             $  3,789
 Restricted cash                                                                           --                3,075
 Accounts receivable, net                                                               1,587                1,010
 Inventories                                                                            2,315                1,327
 Other assets and prepaid expenses                                                      1,637                  965
 Deferred debt costs                                                                      754                  981
                                                                                     --------             --------
  Total current assets                                                                  9,942               11,147
Property and equipment, at cost:                                                        2,401                2,115
  Less accumulated depreciation and amortization                                       (2,000)              (1,894)
                                                                                     --------             --------

                                                                                          401                  221
                                                                                     --------             --------
   Total Assets                                                                      $ 10,343             $ 11,368
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Loan payable guaranteed by related party                                            $  1,092             $  1,070
 Accounts payable                                                                       1,456                1,762
 Accrued liabilities and other                                                          2,439                2,400
                                                                                     --------             --------
  Total current liabilities                                                             4,987                5,232

Long-term liabilities:
Loan payable guaranteed by related party                                                3,021                2,959
Redeemable convertible preferred stock                                                 17,265               16,594
Warrants to purchase redeemable convertible preferred stock                               849                  849
                                                                                     --------             --------
  Total long-term liabilities                                                          21,135               20,402
Commitments and contingencies (Note F)
Stockholders' deficit:
 Series A, B, C, D, E and I convertible preferred stock, $0.001 par value;
  aggregate liquidation preference of $9,357,178 liquidation preference as of June 30, 2000:
   Authorized -17,916,403 shares at June 30, 2000 and March 31, 2000
   Outstanding - 5,802,112 and 5,305,454 shares at June 30, 2000 and March 31,
    2000, respectively; 496,658 shares subscribed at March 31, 2000                         6                    5
 Common stock, $0.001 par value:
   Authorized - 150,000,000 shares at June 30, 2000 and March 31, 2000
   Outstanding -5,233,806 shares at June 30, 2000 and March 31, 2000                        5                    5
 Additional Paid-in-capital                                                            17,304               17,078
 Deferred stock compensation                                                           (4,089)              (4,499)
 Accumulated deficit                                                                  (29,005)             (26,855)
                                                                                     --------             --------
Total stockholders' deficit                                                           (15,779)             (14,266)
                                                                                     --------             --------
Total liabilities and stockholders' deficit                                          $ 10,343             $ 11,368
                                                                                     ========             ========

           See Notes to Condensed Consolidated Financial Statements.

                                   TVIA, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                         JUNE 30, 2000
                                                                             ------------------------------------
                                                                                           unaudited
                                                                                   2000                    1999
                                                                                   ----                    ----
Total revenues                                                                 $  3,533                 $   561

Cost of revenues (excluding amortization of
  deferred stock compensation of $9 and $2
  for the three months ended June 30, 2000
  and 1999)                                                                       1,876                     329
                                                                               --------                --------
 Gross profit                                                                     1,657                     232

Operating expenses:
  Research and development (excluding amortization of deferred stock compensation of $206 and $14 for the three months ended June 30,
    2000 and 1999)                                                                1,254                     728
  Sales, general and administrative (excluding amortization of deferred stock compensation of $422 and $72 for the three
    months ended June 30, 2000 and 1999)                                            988                     719
  Amortization of deferred stock compensation                                       637                      88
                                                                               --------                --------
Total operating expenses                                                          2,879                   1,535
                                                                               --------                --------
  Operating loss                                                                 (1,222)                 (1,303)

Interest expense, net:
  Bank interest, net                                                                 12                      45
  Amortization of debt guarantee costs and other                                    245                      14
                                                                               --------                --------
  Net loss                                                                     $ (1,479)               $ (1,362)
                                                                               ========                ========
Dividend related to convertible preferred stock                                     671                      --
                                                                               --------                --------
  Net loss attributable to common stockholders                                 $ (2,150)               $ (1,362)
                                                                               ========                ========
Basic and diluted net loss attributable to
  common stockholders                                                          $  (0.42)               $  (0.71)
                                                                               ========                ========
Shares used in computing basic and diluted net loss attributable to
 common stockholders                                                              5,152                   1,926
                                                                               ========                ========

     See Notes to Condensed Consolidated Financial Statements.

                                   TVIA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       THREE MONTHS ENDED
                                                                          JUNE 30, 2000
                                                              ------------------------------------
                                                                            unaudited
                                                                    2000                    1999
                                                                    ----                    ----
Net cash used in operating activities                               $(3,023)              $(1,060)

Cash Flows From Investing Activities
 Purchases of equipment                                                (277)                  (73)
                                                                    -------               -------
 Net cash used in investing activities                                 (277)                  (73)
                                                                    -------               -------

Cash Flows From Financing Activities
 Loan proceeds                                                          159                 1,855
 Loan payments                                                          (74)                 (900)
 Issue of preferred stock to investors                                   --                   250
 Restricted funds from stock subscription for
   convertible preferred stock                                        3,075                    --
                                                                    -------               -------

 Net cash provided by financing activities                            3,160                 1,205
                                                                    -------               -------

Increase (decrease) in cash and cash equivalents                    $  (140)              $    72
                                                                    -------               -------

     See Notes to Condensed Consolidated Financial Statements.

                                  TVIA, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

Cash and Cash Equivalents

     The Company considers all bank deposits with an original maturity of three months or less from the date of purchase to be cash and cash equivalents.

Comprehensive Income

     Effective April 1, 1998, the Company adopted SFAS, No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income in a full set of financial statements. For all periods presented, comprehensive loss is the same as net loss included in the accompanying consolidated statements of operations.

NOTE B - INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands):

                                                                            June 30,         March 31,
                                                                              2000             2000
                                                                              ----             ----
Raw material                                                                  $  865           $  640
Work-in-process                                                                1,191              639
Finished goods                                                                   259               48
                                                                              ------           ------

                                                                              $2,315           $1,327
                                                                              ======           ======

NOTE C - NET LOSS PER SHARE

     Net loss per share has been calculated in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying condensed consolidated statement of operations since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive.

     The following table sets forth the computation of basic and pro forma basic net loss per share (in thousands except per share amounts):

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                             --------
                                                                     2000                 1999
                                                                     ----                 ----
Historical:
Net loss                                                           $(2,150)             $(1,362)

Basic:
   Weighted average shares of common stock outstanding               5,233                1,926
   Less: Weighted average shares of common stock subject to
          repurchase                                                   (81)                  --
                                                                   -------              -------

Weighted average shares used in computing basic net
          loss per share                                             5,152                1,926
                                                                   =======              =======

Basic and diluted net loss per share                               $ (0.42)             $ (0.71)
                                                                   =======              =======

NOTE D - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As a result of the Company's continued losses, there was no provision for income taxes for the three months ended June 30, 2000 and 1999.

NOTE E - SIGNIFICANT CUSTOMERS

     Revenues to significant distributors and customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                              For the Three
                                               Months Ended
                                                 June 30,
                                                 --------
                                          2000              1999
                                      ------------       ------------
Customer A........................         29%                *
Customer B........................          *                14%
Customer C........................          *                18%
Customer D........................          *                19%
Customer E........................         18%                *
Customer F........................         12%                *
(* = less than 10%)

     The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE F - COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE G - SUBSEQUENT EVENTS

     In July 2000, the Company entered into a common stock and warrant purchase agreement with Wind River Systems, Inc. ("Wind River"). On August 14, 2000, Wind River purchased 90,909 shares of the Company's common stock and, in connection with a licensing transaction, received a warrant to purchase 45,454 shares of the Company's common stock. In conjunction with the stock and warrant purchase, the Company entered into a Mutual Collaboration Agreement (the "Agreement") with Wind River for technology development over a term of two years. As part of this Agreement, Wind River granted the Company a license to use certain Wind River software. The Company recorded the fair value of the warrant as a license fee/deferred cost related to the Agreement. The Company has estimated the fair value of the warrant at approximately $250,000 using the Black-Scholes model with the following assumptions: volatility of 70%; risk-free interest rate of 6.00%; dividend yield of 0%; and a term of three years. This license fee/deferred cost will be amortized over the two-year term of the Agreement.

     On August 14, 2000, the Company closed its initial public offering in which it sold 5,000,000 shares of its common stock at $11.00 per share, and granted the underwriters an over-allotment option to purchase up to 750,000 shares to cover over-allotments. Upon the closing of the offering, all of the Company's 10,909,497 shares of preferred stock automatically converted into common stock and warrants to purchase 288,330 shares of preferred stock automatically converted into warrants to purchase common stock. On September 11, 2000, the underwriters exercised the over-allotment option to purchase 675,050 shares of common stock at $11.00 per share. Proceeds from the offering were $58.1 million, net of the underwriter's discounts and commissions. The loan payable guaranteed by a related party was repaid from proceeds of the initial public offering.

     On August 2, 2000 the Company was reincorporated as a Delaware corporation, and this change has been reflected in the shareholders' equity as of June 30, 2000 and March 31, 2000.

     In August 2000, the Company entered into a five year full-recourse $660,000 note bearing interest at 6.15% with an executive officer of the Company in connection with his purchase of 60,000 shares of the Company's common stock.
The note is secured by the stock acquired by the executive officer and may be prepaid at any time.

     In July 2000, the stockholders of the Company approved by written consent the following:

     - approval of the Amended and Restated 2000 Stock Incentive Plan, under which 2,333,333 shares of common stock were reserved;
     - approval of the 2000 Employee Stock Purchase Plan, under which 333,333 shares of common stock were reserved;
     - approval to increase the number of shares reserved for issuance under the Amended and Restated 1999 Stock Incentive Plan to 5,183,333; and
     - other actions as reflected in our registration statement on Form S-1 declared effective on August 8, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this report are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those projected. These and other risks relating to our business are set forth under "Factors That May Affect Future Results" and elsewhere in this report as well as in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on August 8, 2000.

Overview

     We design, develop and market semiconductors for the Internet appliance, broadband set-top box and digital television markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

     We currently have three product families: the CyberPro 2010 family, introduced in calendar year 1997; the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues. We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until after they have sold our products to OEMs. As a result, we provide allowances for warranty costs upon shipment to OEMs and upon sell through by distributors. We also generate revenues from development contracts and licensing software which we believe will continue to constitute a low percentage of total revenues in the future.

     Approximately 76% and 60% of our total revenues for the three months ended June 30, 2000 and 1999, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Since June 30, 2000, the percentage of our revenues attributable to sales to distributors has increased substantially. Much of this increase reflects revenues from design wins with new OEMs which rely on third party manufacturers or distributors to provide inventory management and purchasing functions.

     Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, final test yields and the mix of our product sales and development contracts and other revenues. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

     The sales cycle for the test and evaluation of our products can range from three months to six months or more, with an additional three to six months or more before an OEM customer commences volume production of equipment incorporating our products. Due to these lengthy sales cycles, we may experience a delay between incurring operating expenses and inventory costs and the generation of revenues from design wins.

     We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2000, we had an accumulated deficit of $29.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant increase in our operating expenses, particularly in research and development, as we design and market new technologies.

     In connection with the grant of stock options to employees, we have recorded stock based compensation related to stock options granted below deemed fair market value through June 30, 2000 of approximately $6.3 million. Of this amount, we amortized approximately $2.2 million through June 30, 2000. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining $4.1 million will be amortized over the remaining vesting period of the options, generally four years or less. As a result, the amortization of stock based compensation will impact our reported results of operations through fiscal year 2004.

     In connection with the extension of a credit facility and the guarantee of other credit facilities by related parties, we have issued warrants and options. As of June 30, 2000, we have calculated the fair value of the warrants and options using the Black-Scholes model to be $1.7 million and have recorded this amount as a deferred debt issuance cost. Of this amount, we amortized approximately $946,000 through June 30, 2000. The remaining $754,000 will be amortized as additional interest expense in the three months ended September 30, 2000 due to the repayment of the related debt in August 2000 using a portion of the proceeds from our initial public offering.

     We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

     Revenues. Revenues increased to $3.5 million in the three months ended June 30, 2000 from $561,000 in the three months ended June 30, 1999. The increase was due to increased shipments of our CyberPro 2010 and CyberPro 5000 series of semiconductors for the Internet appliance, broadband set-top box and digital television markets. Revenues from three customers, Weikeng Industrial Co., Ltd., clickTV and Samsung Electronics Co. Ltd/FI accounted for 29%, 18% and 12%, respectively, of total revenues for the three months ended June 30, 2000.

     Gross margin. Gross margin increased to 46.9% in the three months ended June 30, 2000 from 41.3% in the three months ended June 30, 1999. The increase in gross margin was primarily due to improved production yields achieved by our third party foundries, cost reduction efforts by moving to smaller die sizes and higher revenues over relatively fixed production costs.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses increased to $1.3 million in the three months ended June 30, 2000 from $728,000 in the three months ended June 30, 1999. The increase was primarily due to an increase in research and development personnel as compared to the same period in fiscal 2000, and to higher levels of depreciation resulting from acquisition of computers and lab equipment. Research and development expenses as a percentage of total revenues were 35.5% in the first three months of fiscal 2001 and 129.8% in the first three months of fiscal 2000. The decrease in research and development expenses as a percentage of revenues is primarily attributable to the increase in revenues between periods.

     Our research and development activities in the People's Republic of China provide software and application specified integrated circuit development support to our domestic operations. While we employed 26 engineers in the People's Republic of China at June 30, 2000, we hired an additional 93 engineers at this center in

July 2000. Although we expect research and development expenses to increase in absolute terms, we expect research and development expenses as a percentage of revenues to decrease.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses increased to $988,000 in the three months ended June 30, 2000 from $719,000 in the three months ended June 30, 1999. The increase is primarily due to increased headcount, including hiring executive officers. Sales, general and administrative expenses as a percentage of total revenues was 28.0% in the first three months of fiscal year 2001 and 128.2% in the first three months of fiscal year 2000. The decrease in sales, general and administrative expenses as a percentage of revenues is primarily attributable to the increase in revenues between periods.

     Deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $637,000 in the three months ended June 30, 2000, and $88,000 in the three months ended June 30, 1999.

     Interest expense, net. Interest expense for the three months ended June 30, 2000 was $257,000, compared to $59,000 for the three months ended June 30, 1999. The increase in interest expense was due to the amortization of deferred compensation related to warrants and options issued to guarantors of our debt.

     In August 2000, we used a portion of the proceeds of our initial public offering to repay approximately $4 million of debt that was outstanding at that time. Consequently, we plan to expense approximately $754,000 in the quarter ended September 30, 2000 relating to the remaining cost of debt guarantees.

     Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three months ended June 30, 2000 and for the fiscal year ended March 31, 2000, and therefore made no provision for income tax in these periods.

     Preferred stock dividend. During the three months ended June 30, 2000, we recorded a preferred stock dividend of $671,000 representing the value of the beneficial conversion feature on the issuance of convertible preferred stock in April 2000. The beneficial conversion was calculated based on the difference between the conversion price of $7.50 per share and the estimated fair value of the common stock at that date.

Liquidity and Capital Resources

     During the three months ended June 30, 2000, we used $3.0 million of cash and cash equivalents in our operating activities as compared to $1.1 million during the three months ended June 30, 1999. This increase was mainly due to a significant increase in inventory, receivables and prepaid assets during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, as well as to a decrease of accounts payables between these periods.

     Capital equipment purchases in the three months ended June 30, 2000 totaled $277,000, compared to $73,000 in the three months ended June 30, 1999.

     During the three months ended June 30, 2000, we received $3.1 million of cash proceeds from the sale of 409,992 shares of Series I convertible preferred stock.

     At June 30, 2000, our principal source of liquidity consisted of cash and cash equivalents deposits totaling $3.6 million. Working capital at June 30, 2000 was $5.0 million.

     We believe that our current cash and cash equivalents, with the proceeds from our initial public offering, will be sufficient to meet our cash requirements through at least the next twelve months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000, and is not anticipated to have a significant impact on our operating results or financial condition when adopted.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. We believe that our current revenue recognition practices comply with SAB 101.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of increases in expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the Internet appliance, broadband set-top box and digital television markets in 1996. We have incurred net losses of approximately $29.0 million from our inception in March 1993 through June 30, 2000. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 1998, 1999, 2000 and for the three months ended June 30, 2000, research and development expenses represented 92.5%, 220.6%, 48.0% and 35.5% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development, our operating infrastructure and our sales and marketing. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

If interactive television does not achieve market acceptance, we may not be able to sell our products or sustain our business.

     Our semiconductor solutions are incorporated into products that allow interactive television. The concept of interactive television and the market for products that facilitate it are new and developing. As a result, our profit potential is unproven and may never materialize. Broad acceptance of Internet appliances, broadband set-top boxes and digital televisions will depend on the extent to which consumers use devices other than personal computers to access the Internet. Our success will also depend on the ability of original equipment manufacturers, or OEMs, and service providers that work with our OEMs to create demand for and market the products incorporating our semiconductors. Unless a sufficiently large market for Internet appliances, broadband set-top boxes, digital televisions and other products that are used for interactive television develops, demand for products incorporating our semiconductor solutions may not be sufficient to sustain our business.

Because of our long product development process and sales cycle, we incur substantial expenses before we generate revenues and may not recover our expenditures.

     To develop market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We develop products based on forecasts of demand and we incur substantial product development expenditures prior to generating associated revenues. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluating and designing our products into a customer's equipment can take up to six months or more, with an additional three to six months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generate revenues, if any.

     Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase our products. Rather, it is a decision by a customer to use our products in the design process. In addition, our customers can choose at any time to discontinue using our products in that customer's designs or product development efforts. If our products are chosen to be incorporated into a customer's products, we may still not realize significant revenues from that customer if that customer's products are not commercially successful. As a result, our profitability from quarter to quarter and from year to year may be materially affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

If we fail to successfully develop, introduce and sell new products, we may be unable to effectively compete in the future.

     We operate in a highly competitive, quickly changing environment marked by new and emerging products and technologies. Our success depends on our ability to develop, introduce and successfully market new products and enhance our existing products in the Internet appliance, broadband set-top box and digital television markets. The development of these new products is highly complex and, from time to time, we have experienced delays in completing their development and introduction. Any one of the following factors could affect our ability to develop, introduce and sell new products and could materially harm our business:

     .    our failure to complete new product designs in a timely manner;

     . our inability to manufacture our new products according to design specifications;

     . our inability to deliver our products to our customers in a timely manner for any reason, including a lack of manufacturing capacity or the failure of our contracted foundries to meet targeted manufacturing yields; and

     . our sales force's and independent distributors' inability to create adequate demand for our products.

Our future operating results are likely to fluctuate and may fail to meet expectations which could cause our stock price to decline.

     Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the emerging markets for Internet appliances, broadband set-top boxes and digital televisions. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results:

     . fluctuations in the volume of product sales, changes in product mix and pricing concessions on sales;

     . the timing, rescheduling or cancellation of significant customer orders;

     . the timing of investments in, and the results of, research and development;

     .    changes in industry standards;

     .    introduction of interactive television services by service providers;

     .    availability of manufacturing capacity and raw materials;

     .    product introductions and price changes by our competitors;

     . our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles; and

     .    the level of orders received that can be shipped in a given period.

Our industry is highly competitive, and we cannot assure you that we will be able to effectively compete.

     The market for Internet appliances, broadband set-top boxes and digital televisions in particular, and the semiconductor industry in general, are highly competitive. We compete with a number of domestic and international suppliers of semiconductors in our targeted markets. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our targeted markets. We believe that we must compete on the basis of a variety of factors, including:

     .    functionality;

     .    performance;

     .    time to market;

     .    price;

     .    conformity to industry standards;

     .    product road maps; and

     .    technical support.

     We currently compete with ATI Technologies, Inc., Broadcom Corporation, and TeraLogic, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the Internet appliance, broadband set-top box and digital television markets become more established. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation and TeleCruz Technology, Inc., have announced that they are developing or plan to introduce competing products in the Internet appliance, broadband set-top box and digital television markets which could result in significant competition.

     Some of our current and potential competitors operate their own fabrication facilities or have a longer operating history and significantly greater financial, sales and marketing resources. They may also have preexisting relationships with our customers or potential customers. As a result, these competitors may be able to adapt more quickly to new or emerging products, develop new technologies, or address changes in customer requirements or devote greater resources to the development and promotion of strategic relationships among themselves or with existing or potential customers. It is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could harm our business, results of operations and financial condition by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

We depend on two independent foundries to manufacture our products based on our forecasts, which could result in an oversupply or undersupply of products.

     We do not own or operate our own fabrication facility. We currently depend upon two outside foundries, Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Manufacturing Corporation, or UMC. We do not have long term supply agreements with these foundries to manufacture our semiconductor products. Both of these foundries are located in Taiwan and each has limited manufacturing capacity.

     The foundries require us to provide forecasts of our anticipated manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business. The foundries may allocate capacity to the production of other companies' products while reducing delivery to us on short notice.

If we have to qualify new independent foundries for any of our products and do not have sufficient supply of our products on hand, we may lose revenues and damage our customer relationships.

     Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. Our foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start up of new process technologies. In addition, the foundries we use are located in a seismically active area, and earthquakes have caused these foundries to close for repairs, resulting in a delay in manufacturing our products.

     Although we primarily utilize two independent foundries, most of our components are not manufactured at both foundries at any given time. The inability of one of the foundries to provide components could result in significant delays and harm our business. In the event either foundry experienced manufacturing or financial difficulties or suffered any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. In addition, as a result of the rapid growth of the semiconductor industry based in the industrial park where both foundries are located, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity or a natural disaster could adversely affect our foundries' ability to supply our products, which could have a material adverse effect on our operating results.

     Even our current outside foundries would need to have manufacturing processes qualified in the event of a disruption at the other foundry, which we may not be able to accomplish in a timely manner sufficient to prevent an interruption in the supply of the affected products. We cannot assure you that any existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields in the future, or will continue to have sufficient capacity to meet our needs. If our manufacturing requirements are not satisfied, our business would be materially harmed.

A significant amount of our revenues comes from a few OEMs and any decrease in revenues from these few customers could significantly impact our financial results.

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Most sales to these customers are through distributors. Sales to one of our distributors, Weikeng Industrial Co., Ltd. accounted for approximately 16.2% of our total revenues for fiscal year 2000, and 29% for the three months ended June 30, 2000. For the fiscal year ended March 31, 2000 sales to Allwell Corporation, an OEM, accounted for approximately 11.6% of our total revenues. In the three months ended June 30, 2000, Weikeng, a distributor, clickTV and Samsung, OEMs, accounted for 29%, 18% and 12% of total revenue, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more of our key customers or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business.

Customers may cancel or defer significant purchase orders, or our distributors may return our products, which would cause our inventory levels to increase and our revenues to decline.

     We sell our products on a purchase order basis through our direct sales channel, sales representatives and distributors, and our customers may cancel or defer purchase orders at any time with little or no penalty. We recognize revenues from sales to our distributors when they have sold our products to their customers. We recognize revenues on sales to our OEM customers when we ship our products to the OEM. We generally permit our distributors to return products to us. If our customers cancel or defer significant purchase orders or our distributors return our products, our inventories would increase and our revenues would decrease, which would materially harm our business. Refusal of OEM customers to accept shipped products or delays or difficulties in collecting accounts receivable could have an adverse effect on our business.

Our semiconductors are complex to manufacture and may have errors or defects which could be costly to correct.

     The manufacture of semiconductors is a complex process. Foundries may not achieve acceptable product yields from time to time due to the complexity of the integrated circuit design, inadequate manufacturing processes and other reasons. We refer to the proportion of final acceptable integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could have been produced from the raw materials as our product yields. Identifying defects and determining the reason for low yields may be discovered after production has begun and at various stages of the production cycle. Our inability to discover defects early in the production cycle will result in higher costs and may require a diversion of our technical personnel and resources away from product development in order to correct the defect. In addition, defective products that have been released into the market and distributed to our customers and end users may result in harm to our reputation, significant warranty costs, diversion of our technical and managerial resources and potential product liability claims that would be costly to defend.

Our software is complex and may have bugs or defects which could be costly to correct.

     Our products depend on complex software that we develop internally and license from others. Complex software often contains defects, particularly when first introduced or when new versions are released. Determining whether our software has defects may occur after our products are released into the market and distributed to our customers and end users, and may result in harm to our reputation, significant warranty costs, diversion of our technical resources and potential product liability claims that would be costly to defend and divert managerial resources.

We face foreign business, political and economic risks because a majority of our sales are to customers outside of the United States.

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 90%, 81%, 71% and 76% of our total revenues in fiscal years 1998, 1999, 2000 and for the three months ended June 30, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

     To date, we have denominated sales of our products in foreign countries exclusively in United States dollars. As a result, any increase in the value of the United States dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any of these types of risks materialize, our business would be materially harmed.

The rapid growth of our business and operations has strained and will continue to strain our administrative, operational and financial resources, and our failure to manage our future growth could affect our operations and our future ability to expand.

     We are currently experiencing rapid growth and expansion in our business and operations. For example, we are expanding our research and development facilities in the People's Republic of China. Our growth has placed, and will continue to place, a significant strain on our administrative, operational and financial resources and increased demands on our systems and controls. To accommodate our growth, we must implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement of our accounting and other internal management systems, all of which are likely to require substantial managerial effort. We cannot assure you that these efforts can be accomplished successfully. Our growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel, and will require that we recruit, hire and train a substantial number of new personnel. Our failure to manage our growth could prevent us from successfully achieving market acceptance for our products, disrupt our operations, delay our expansion and harm our business.

We depend on key personnel, the loss of whom would impair or inhibit the growth of our business.

     Our success depends on the skills, experience and performance of our executive officers and other key management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on Kenny Liu, our Chairman and Chief Executive Officer, and Jack Guedj, our President. We are also highly dependent on our founders, Jhi-Chung Kuo and Yee Wong, who run our engineering and manufacturing operations. We also depend upon our experienced business development personnel, marketing personnel, systems application engineers, circuit designers, logic engineers and software engineers. The competition for employees with these skills is intense, particularly in the San Francisco Bay Area, and we may not be able to attract and retain a sufficient number of such qualified new personnel in the future. The loss of the service of one or more of our key employees, or our failure to attract, retain and motivate qualified personnel would inhibit the growth of our business.

We may encounter periods of semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure. On the other hand, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.

We rely on strategic relationships to commercialize our products, and these relationships may require that we expend significant resources without guarantees that our endeavors will be profitable.

     We rely on strategic relationships with some of our customers who we believe are the market leaders in our target markets. These relationships often involve the proposed development by us of new products involving significant technological challenges. Since the proposed products under development may offer potential competitive advantages to our customers, considerable pressure is frequently placed on us to meet development schedules. While an essential element of our strategy involves establishing such relationships, these projects require substantial amounts of our limited resources, with no guarantee of revenues to us, and could materially detract from or delay the completion of other important development projects. Delays in development could impair the relationship between us and our customers and negatively impact sales of the products under development. Moreover, our customers may develop their own solutions for products currently supplied by us, which could have an adverse effect on our business.

We depend on third party subcontractors for assembly of our semiconductors which reduces our control over the delivery, quantity, quality or cost of our products.

     Substantially all of our products are assembled by one of two subcontractors, both of which are located in Taiwan. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if either subcontractor experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.

Political instability in the People's Republic of China or Taiwan could harm our manufacturing and research and development capabilities and negatively impact our product sales.

     We operate a facility and are in the process of expanding our research and development operations in the People's Republic of China. In addition, almost all of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan. The political and economic conditions in the region, including the People's Republic of China's dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot assure you that restrictive laws or policies on the part of either the People's Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

If our competitors use our intellectual property and proprietary rights, our ability to compete would be impaired.

     Our success depends in part upon our rights in proprietary technology and processes that we develop and license from, and to, others. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements with our employees, consultants and strategic partners in order to protect proprietary technologies that use our products. We cannot assure you that these measures will provide meaningful protection for our proprietary technologies and processes, and they do not prevent independent third party development of competitive products. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

     We currently have patent applications pending in the United States, and we may seek additional patents in the future. Because the content of patent applications in the United States is not publicly disclosed until the patent is issued, applications may have been filed which relate to our products or processes. We cannot assure you that our current patent applications or any future patent applications will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

We may face intellectual property infringement claims that could be costly and could result in the loss of proprietary rights which are necessary to our business.

     Other parties may assert patent infringement claims against us, including claims against technology that we license from others, and our products or processes may infringe issued patents of others. Litigation is common in the semiconductor industry and any litigation could result in significant expense to us. Litigation would also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. Litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements may not be available on acceptable terms, including limitations on representations and warranties regarding infringement and indemnification in the event of infringement claims. Our failure or inability to develop non-infringing technology, license the proprietary rights on a timely basis or receive appropriate protection on licensed technology would harm our business.

Regulation of our customers' products may slow the process of introducing new products and could impair our ability to compete.

     The Federal Communications Commission, or the FCC, has broad jurisdiction over our target markets. Various international entities or organizations may also regulate aspects of our business or the business of our customers.
Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, Internet appliances, broadband set-top boxes and digital televisions must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may, in turn, harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on systems of suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and presently invest entirely in certificates of deposit issued by banks, the value of which does not change based on changes in interest rates. As our cash balances increase, we anticipate investing in short term investment grade government and corporate securities. These securities will be highly liquid and generally mature within 12 months from our purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

     We are an international company, selling our products globally and, in particular, in Japan, Korea, the People's Republic of China and Taiwan.
Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar would not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People's Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rate. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Upon the closing of our initial public offering on August 14, 2000, all of the then outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock were automatically converted on a share-for-share basis into shares of our Common Stock. Following that conversion, the Company filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

     (c) Sales of Unregistered Securities

          During the three months ended June 30, 2000, we issued and 496,658 shares of Series I Preferred Stock at a price of $7.50 per share.

     The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

     (d) Use of Proceeds from Sales of Registered Securities.

     On August 14, 2000, the Company closed the sales of a total of 5,000,000 shares of our common stock, par value $0.001 per share, at a price of $11.00 per share in a firm commitment underwritten public offering. In connection with the offering to the underwriters to purchase an additional 750,000 shares for up to 30 days after the offering in connection with the exercise of the underwriters' over-allotment option registered under the Registration Statement. On September 14, 2000, the Company closed the sale of a total of 675,050 shares of our common stock at a price of $11.00 per share pursuant to the exercise of the underwriters' over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-34024), which the Securities and Exchange Commission declared effective on August 8, 2000. The managing underwriters in the offering were Banc of America Securities LLC, Dain Rauscher Wessels, CIBC World Markets and U.S. Bancorp Piper Jaffray.

     Of the $62,425,550 in aggregate proceeds raised by us in the offering:

          1. approximately $4.4 million was paid to the underwriters in connection with the underwriting discount;

          2. approximately $2.6 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees.

          3. approximately $4.0 million was paid by us to retire notes payable to two financial institutions.

          4. the remainder of the proceeds from the offering has been invested in investment grade securities.

     We intend to use the net proceeds for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire additional businesses, products and technologies that we believe will complement our business. We do not have more specific plans for the net proceeds from this offering. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. We will retain broad direction in the allocation of the net proceeds from this offering.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's stockholders approved by written consent in lieu of a stockholders meeting the dated July 20, 2000 the following:

     (a) Approval of the reincorporation into Delaware, including approval of the Agreement and Plan of Merger and the three-for-one stock split

          For                Against            Abstain
          ---                -------            -------

          26,245,485         0                  0

     (b)  Approval of our Amended and Restated Certificate of Incorporation

          For                Against            Abstain
          ---                -------            -------

          26,245,485         0                  0

     (c)  Approval of our Amended and Restated Bylaws

          For                Against            Abstain
          ---                -------            -------

          26,245,485         0                  0

     (d)  Approval of our Amended and Restated 2000 Stock Incentive Plan

          For                Against            Abstain
          ---                -------            -------

          26,245,485         0                  0

     (e)  Approval our 2000 Employee Stock Purchase Plan

          For                Against            Abstain
          ---                -------            -------

          27,206,957         0                  0

     (f)  Approval of our form of Indemnification Agreement

          For                Against            Abstain
          ---                -------            -------

          27,206,957         0                  0

     (g) Approval to increase the number of shares reserved for issuance under our Amended and Restated Stock Incentive Plan to 14,800,000

          For                Against            Abstain
          ---                -------            -------

          24,792,127         0                  40,000

     The Company's stockholders approved by written consent in lieu of a stockholders' meeting dated July 26, 2000, the following:

     (a) Approval to increase the number of shares reserved for issuance under our Amended and Restated Stock Incentive Plan to 15,550,000

          For                Against            Abstain
          ---                -------            -------

          21,007,776         0                  0

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Exhibit Index attached hereto, which is incorporated herein by reference

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TVIA, INC.

September 19, 2000                    By:    /s/  MICHAEL HOBERG
                                                ----------------
                                                  Michael Hoberg
                                             Vice President of Finance,
                                         Chief Financial Officer and Secretary
                                           (Principal Financial Officer and
                                              Chief Accounting Officer)

                          EXHIBIT INDEX TO TVIA, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000



Exhibit No.  Exhibit Description
----------   -------------------

   3.1*      Amended and Restated Certificate of Incorporation

   3.2*      Amended and Restated Bylaws

   4.1**     Form of Stock Certificate

   10.1 Amended and Restated 2000 Stock Incentive Plan. Filed to correct a typographical error in Section 4(b)(v).

   10.2 Promissory Note dated August 9, 2000 by and between Tvia, Inc. and Johnson Yan

   27.1      Financial Data Schedule


_________________

* Incorporated by reference from Exhibits 3.3 and 3.4 of Amendment No. 3 of Registrant's Registration Statement on Form S-1 (File No. 333-34024) filed with the Securities and Exchange Commission on July 14, 2000.

** Incorporated by reference from Exhibit 4.1 of Amendment No. 2 of Registrant's Registration Statement on Form S-1 (File No. 333-34024) filed with the Securities and Exchange Commission on July 7, 2000.