Form 10-Q
period 2000-09-30
TVIA INC
filed 2000-11-14
CIK 1109279

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

     (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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


                          --------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No __

     On October 31, 2000, 21,909,262 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                                   TVIA, INC.
                                   FORM 10-Q
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   INDEX                                                                                     Page
                                                                                                                             ----
Part I:   Financial Information
Item 1:   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000 and March 31, 2000                                       1

          Condensed Consolidated Statements of Operations and Comprehensive Loss  for the
          Three and Six Months Ended September 30, 2000 and 1999                                                               2

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          September 30, 2000 and 1999                                                                                          3

          Notes to Condensed Consolidated Financial Statements                                                                 4

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                                 7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk  and Interest Rate Risk                                   18

Part II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                                                                            19

Item 4:  Submission of Matters to a Vote of Security Holders                                                                  21

Item 6:  Exhibits and Reports on Form 8-K                                                                                     22

Signature                                                                                                                     22

Exhibit Index                                                                                                                 23

Financial Data Schedule

                        PART I:   FINANCIAL INFORMATION

ITEM  1:    FINANCIAL STATEMENTS

                                   TVIA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    SEPTEMBER 30,         MARCH 31,
                                                                        2000                2000
                                                                        ----                ----
                                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $ 54,347           $  3,789
 Restricted cash                                                               --              3,075
 Accounts receivable, net                                                   3,034              1,010
 Inventories                                                                2,898              1,327
 Other assets and prepaid expenses                                          1,676                965
 Deferred debt costs                                                           --                981
                                                                         --------           --------
  Total current assets                                                     61,955             11,147

Property and equipment, at cost:                                            2,586              2,115
  Less accumulated depreciation and amortization                           (2,115)            (1,894)
                                                                         --------           --------

                                                                              471                221
Other assets                                                                  572                 --
                                                                         --------           --------
   Total assets                                                          $ 62,998           $ 11,368
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Loan payable guaranteed by related party                                      --           $  1,070
 Accounts payable                                                           1,737              1,762
 Accrued liabilities and other                                              3,621              2,400
                                                                         --------           --------
  Total current liabilities                                                 5,358              5,232

Long-term liabilities:
Loan payable guaranteed by related party                                       --              2,959
Redeemable convertible preferred stock                                         --             16,594
Warrants to purchase redeemable convertible preferred stock                    --                849
                                                                         --------           --------
  Total long-term liabilities                                                  --             20,402
Commitments and contingencies (Note G)
Stockholders' deficit:
 Convertible preferred stock                                                   --                  5
 Common stock                                                                  22                  5
 Additional paid-in-capital                                                90,987             17,078
 Warrants to purchase common stock                                          1,099                 --
 Deferred stock compensation                                               (3,530)            (4,499)
   Accumulated deficit                                                    (30,938)           (26,855)
                                                                         --------           --------
Total stockholders' equity (deficit)                                       57,640            (14,266)
                                                                         --------           --------
Total liabilities and stockholders' equity (deficit)                     $ 62,998           $ 11,368
                                                                         ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                                   TVIA, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                  (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                             2000               1999                 2000                    1999
                                                          -------            -------              -------                 -------

Total revenues                                            $ 4,331            $ 1,381              $ 7,864                 $ 1,942

Cost of revenues                                            2,267                764                4,143                   1,093
                                                          -------            -------              -------                 -------
  Gross profit                                              2,064                617                3,721                     849

Operating expenses:
   Research and development                                 1,670                787                2,924                   1,515
   Sales, general and administrative                        1,258                734                2,246                   1,453
   Amortization of deferred stock compensation                717                308                1,354                     396
                                                          -------            -------              -------                 -------

Total operating expenses                                    3,645              1,829                6,524                   3,364
                                                          -------            -------              -------                 -------
   Operating loss                                          (1,581)            (1,212)              (2,803)                 (2,515)

Interest expense, net:
   Interest expense (income), net                            (402)                68                 (390)                    127
   Amortization of debt guarantee costs and other              82                196                  327                     196
                                                          -------            -------              -------                 -------

   Interest expense (income), net                            (320)               264                 ( 63)                    323
                                                          -------            -------              -------                 -------
   Net loss before extraordinary loss                      (1,261)            (1,476)              (2,740)                 (2,838)
   Extraordinary loss, net of income taxes (Note B)           672                 --                  672                      --
                                                          -------            -------              -------                 -------
   Net loss after extraordinary loss                      $(1,933)           $(1,476)             $(3,412)                $(2,838)
                                                          =======            =======              =======                 =======
Dividend related to convertible preferred stock                --                 --                  671                      --
                                                          -------            -------              -------                 -------
   Net loss attributable to common stockholders           $(1,933)           $(1,476)             $(4,083)                $(2,838)
                                                          =======            =======              =======                 =======
Basic and diluted net loss attributable to
   common stockholders before extraordinary loss           $(0.09)            $(0.66)              $(0.31)                 $(1.27)
                                                          =======            =======              =======                 =======
Basic and diluted net loss attributable to
   common stockholders after extraordinary loss            $(0.14)            $(0.66)              $(0.46)                 $(1.27)
                                                          =======            =======              =======                 =======
Shares used in computing basic and diluted net loss
   attributable to common stockholders before and          13,557              2,239                8,929                   2,236
   after extraordinary loss                               =======            =======              =======                 =======

------------------------------------------------------------------------------------------------------------------------------------

     See Notes to Condensed Consolidated Financial Statements.

                                   TVIA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                         (unaudited)
                                                                                   2000              1999
                                                                                   ----              ----
Net cash used in operating activities                                           $(4,278)            $(1,412)
                                                                                -------             -------

Cash flows from investing activities:
 Purchases of equipment                                                            (471)               (142)
                                                                                -------             -------
 Net cash used in investing activities                                             (471)               (142)
                                                                                -------             -------

Cash flows from financing activities:
 Loan proceeds                                                                      159               3,624
 Loan payments                                                                   (4,188)             (1,496)
 Proceeds from issuance of common stock                                          56,261                  --
 Issue of preferred stock to investors                                               --                 650
 Restricted funds from stock subscription for
   convertible preferred stock                                                    3,075                  --
                                                                                -------             -------

 Net cash provided by financing activities                                       55,307               2,778
                                                                                -------             -------

Increase in cash and cash equivalents                                            50,558               1,224

Cash and cash equivalents at beginning of period                                  3,789                  --
                                                                                -------             -------

Cash and cash equivalents at end of period                                      $54,347             $ 1,224
                                                                                =======             =======

     See Notes to Condensed Consolidated Financial Statements.

                                   TVIA, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

Cash and Cash Equivalents

     All the Company's investments are considered highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

Revenue Recognition

     Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. The Company has agreements with certain distributors which do not contain rights of return and price protection rights. However, a limited number of distributor agreements do contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which has not sold through to an end user. The Company defers revenue recognition relating to sales to distributors until such products are sold through to the end customer by the distributor, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipts of cash from those distributors which do not provide sell through information have historically been indicative of sell through to an end user by that distributor. Management are not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received.

     The Company also generates revenues from custom software service contracts. Revenues from custom software contract services are recognized as contract milestones are achieved which approximates the percentage of completion of the contract. Costs incurred on custom software service contracts, which are primarily payroll costs, are recorded as cost of sales. At September 30, 2000, management's estimates of future contract revenues and contractual costs did not indicate a loss; therefore no provision for losses on these contracts is required as of September 30, 2000. If the Company invoices the customer in advance of services performed under the custom software services contract, the invoiced amount is recorded as deferred revenue.

     The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definite purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collectivity is probable. For the six months ended September 30, 2000, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

Comprehensive Income

     Effective April 1, 1998, the Company adopted SFAS, No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income in a full set of financial statements. For all periods presented, comprehensive loss is the same as net loss included in the accompanying consolidated statements of operations.


NOTE B - INITIAL PUBLIC OFFERING

     On August 14, 2000, the Company closed its initial public offering in which it sold 5,000,000 shares of its common stock at $11.00 per share, and granted the underwriters an over-allotment option to purchase up to 750,000 shares to cover over-allotments. Upon the closing of the offering, all of the Company's 10,909,497 shares of preferred stock automatically converted into common stock, and warrants to purchase 288,330 shares of preferred stock automatically converted into warrants to purchase common stock. On September 11, 2000, the underwriters exercised the over-allotment option to purchase 675,050 shares of common stock at $11.00 per share. Proceeds from the offering were $58.1 million, net of the underwriter's discounts and commissions.

     A loan payable guaranteed by a related party was repaid from proceeds of the initial public offering and, as a result of the early extinguishment of debt, the unamortized portion of the debt guarantee costs was recorded as an extraordinary loss, net of income taxes, which totaled to $672,000.

     In conjunction with this initial public offering, the Company was reincorporated as a Delaware corporation on August 2, 2000, and this change has been reflected in the stockholders' equity as of September 30, 2000 and March 31, 2000.


NOTE C - INVENTORIES

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

                                                September 30,   March 31,
                                                    2000          2000
                                                    ----          ----
Raw material                                      $1,217        $  640
Work-in-process                                    1,398           639
Finished goods                                       283            48
                                                  ------        ------

                                                  $2,898        $1,327
                                                  ======        ======

NOTE D - NET LOSS PER SHARE


     Net loss per share has been calculated in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -------------                        -------------
                                                              2000            1999                   2000         1999
                                                             -------         -------                -------      -------
Historical:
Net loss after extraordinary loss                            $(1,933)        $(1,476)               $(4,083)     $(2,838)

Basic:
 Weighted average shares of common stock outstanding          14,276           2,239                  9,755        2,236
 Weighted average shares of common stock subject to             (719)             --                   (826)          --
  repurchase                                                  -------         -------                -------      -------

Weighted average shares used in computing basic net
     loss per share                                           13,557           2,239                  8,929        2,236
                                                             =======         =======                =======      =======

Basic and diluted net loss per share                         $ (0.14)        $ (0.66)               $ (0.46)     $ (1.27)
                                                             =======         =======                =======      =======

NOTE E - INCOME TAXES


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

     As a result of the Company's continued losses, there was no provision for income taxes for the three or six months ended September 30, 2000 and 1999.

NOTE F - SIGNIFICANT CUSTOMERS

     Revenues to significant distributors and customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                     For the Three                      For the Six
                                      Months Ended                      Months Ended
                                     September 30,                     September 30,
                                     -------------                     -------------
                               2000              1999           2000                 1999
                               ----              ----           ----                 -----
Customer A.................     12%                *              *                    *
Customer B.................     25%                *             14%                   *
Customer C.................     13%                *              *                    *
Customer D.................     12%                *              *                    *
Customer E.................     13%                *             11%                   *
Customer F.................      *                 *             18%                   *
Customer G.................      *                12%             *                    *
Customer H.................      *                12%             *                    *

Customer I.................      *                14%             *                    *
Customer J.................      *                15%             *                   16%
(* = less than 10%)

     The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.


NOTE H - RELATED PARTY TRANSACTIONS

     In July 2000, the Company entered into a common stock and warrant purchase agreement with Wind River Systems, Inc. ("Wind River"). On August 14, 2000, Wind River purchased 90,909 shares of the Company's common stock and, in connection with a licensing transaction, received a warrant to purchase 45,454 shares of the Company's common stock. In conjunction with the stock and warrant purchase, the Company entered into a Mutual Collaboration Agreement (the "Agreement") with Wind River for technology development over a term of two years. As part of this Agreement, Wind River granted the Company a license to use certain Wind River software. The Company recorded the fair value of the warrant as a license fee/deferred cost related to the Agreement. The Company has estimated the fair value of the warrant at approximately $250,000 using the Black-Scholes model with the following assumptions: volatility of 70%; risk-free interest rate of 6.00%; dividend yield of 0%; and a term of two years.
This license fee/deferred cost is being amortized over the two-year term of the Agreement.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. When used in this discussion, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected operating expenses, including research and development expenditures, expected sales, general and administrative expenses, the effect of certain accounting principles, effect of changes in foreign currency exchange rates, growth in operations, the ability to commercialize new technologies, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties including, but not limited to, risks relating to the development of new products and services and their use by the Company's potential customers, the ability to attract and retain a sales force, changes in foreign exchange rates, and the matters discussed in "Factors That May Affect Future Results". These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

     We design, develop and market semiconductors for the Internet appliance, broadband set-top box and digital television markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

     We currently have three product families: the CyberPro 2010 family, introduced in calendar year 1997; the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues. We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until after they have sold our products to OEMs. We also generate revenues from development contracts and licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 93%, 85%, 70% and 70% of our total revenues for the three and six months ended September 30, 2000 and 1999, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Since June 30, 2000, the percentage of our revenues attributable to sales to distributors has increased substantially. Much of this increase reflects revenues from design wins with new OEMs, which rely on third party manufacturers or distributors to provide inventory management and purchasing functions.

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

     We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2000, we had an accumulated deficit of $30.9 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant increase in our operating expenses, particularly in research and development, as we design and market new technologies.

     In connection with the grant of stock options to employees, Board of Directors and certain consultants, we have recorded stock based compensation related to stock options granted below deemed fair market value through September 30, 2000 of approximately $6.7 million. Of this amount, we amortized approximately $2.8 million through September 30, 2000. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining $3.9 million will be amortized over the remaining vesting period of the options, generally four years or less. As a result, the amortization of stock based compensation will impact our reported results of operations through fiscal year 2005.

     In connection with the extension of a credit facility and the guarantee of other credit facilities by related parties, we have issued warrants and options. As of September 30, 2000, we have calculated the fair value of the warrants and options using the Black-Scholes model to be $1.7 million and have recorded this amount as a deferred debt issuance cost. Of this amount, we amortized approximately $946,000 through June 30, 2000. In the quarter ended September 30, 2000, the Company amortized $82,000 as interest expense and the remaining unamortized balance of deferred debt issuance cost of $672,000 was recorded as an extraordinary loss, net of income taxes, due to the early repayment of the related debt in August 2000 using a portion of the proceeds from our initial public offering.

     We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

                                                    Three months        Three months         Six months         Six months
                                                        ended               ended              ended               ended
                                                    September 30,        September 30,      September 30,      September 30,
                                                       2000                  1999               2000                1999
                                                       ----                  ----               ----                ----
Revenues                                                100.0%              100.0%              100.0%              100.0%
Cost of revenues                                         52.3                55.3                52.7                56.3
                                                       ------             -------              ------             -------
Gross profit                                             47.7                44.7                47.3                43.7
Operating expenses:
Research and development                                 38.6                57.0                37.2                78.0
Sales, general and administrative                        29.0                53.1                28.5                74.8
Amortization of deferred stock compensation              16.6                22.4                17.2                20.4
                                                       ------             -------              ------             -------
Total operating expenses                                 84.2               132.5                82.9               173.2
                                                       ------             -------              ------             -------
Operating loss                                          (36.5)              (87.8)              (35.6)             (129.5)
Interest expense (income), net:                          (9.3)               19.1                (5.0)                6.5
Amortization of debt guarantee costs and other            1.9                  --                 4.2                10.1
                                                       ------             -------              ------             -------
Interest expense (income), net                           (7.4)               19.1                (0.8)               16.6
                                                       ------             -------              ------             -------
Net loss before extraordinary item                      (29.1)             (106.9)              (34.8)             (146.1)
                                                       ------             -------              ------             -------
Extraordinary item                                      (15.5)                 --                (8.5)                 --
                                                       ------             -------              ------             -------
Net loss after extraordinary item                       (44.6)%            (106.9)%             (43.3)%            (146.1)%
                                                       ======             =======              ======             =======

     Revenues. Revenues increased to $4.3 million and $7.9 million in the three and six months ended September 30, 2000 from $1.4 million and $1.9 million in the same periods ended September 30, 1999, respectively. The increase was primarily due to increased shipments of our CyberPro 5000 series of semiconductors for the Internet appliance, broadband set-top box and digital television markets. Revenues from five customers, Fullerton Technology, Kanematsu Semiconductor, Flextronics International, Philips Industries and General Instrument, accounted for 25%, 13%, 13%, 12% and 12%, respectively, of total revenues for the three months ended September 30, 2000.

     Gross margin. Gross margin increased to 47.7% and 47.3% in the three and six months ended September 30, 2000 from 44.7% and 43.7% in the same periods ended September 30, 1999, respectively. The increase in gross margin was primarily due to improved production yields achieved by our third party foundries, cost reduction efforts by moving to smaller die sizes and higher revenues over relatively fixed production costs.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses increased to $1.7 million and $2.9 million in the three and six months ended September 30, 2000 from $787,000 and $1.5 million in the three and six months ended September 30, 1999, respectively. The increase was primarily due to an increase in research and development personnel as compared to the same period in fiscal 2000, and to higher levels of depreciation resulting from acquisition of computers and lab equipment. Research and development expenses as a percentage of total revenues were 38.6% and 37.2% in the first three and six months of fiscal 2001, respectively, compared to 57.0% and 78.0% in the same periods of fiscal 2000. The decrease in research and development expenses as a percentage of revenues is primarily attributable to the increase in revenues between periods. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will continue to increase in absolute dollars for the foreseeable future.

     Our research and development activities in the People's Republic of China provide software and application specified integrated circuit development support to our domestic operations. We employed 155 people in the People's Republic of China as of September 30, 2000.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses increased to $1.3 million and $2.2 million in the three and six months ended September 30, 2000, respectively, from $734,000 and $1.5 million in the three and six months ended September 30, 1999, respectively. The increase is primarily due to increased headcount, including hiring executive officers, associated with the expansion of our domestic and international sales force, and the building of our general and administrative infrastructure. Sales, general and administrative expenses as a percentage of total revenues was 29.0% and 28.5% in the first three and six months of fiscal year 2001 compared to 53.1% and 74.8% in the same periods of fiscal year 2000. The decrease in sales, general and administrative expenses as a percentage of revenues is primarily attributable to the increase in revenues between periods. We believe that our sales, general and administrative expenses will increase in absolute dollars in future periods as we intend to continue to increase headcount in our sales organization and to develop product marketing and branding campaigns.

     Deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $717,000 and $1.4 million in the three and six months ended September 30, 2000, compared to $308,000 and $396,000 in the same periods ended September 30, 1999, as a result of many key employee hirings.

     Interest expense (income), net. Interest expense (income), net consists primarily of interest expense (income), net and amortization of guarantee debt costs. Interest income, net was $320,000 and $63,000 for the three and six months ended September 30, 2000, compared to interest expense, net of $264,000 and $323,000 for the three and six months ended September 30, 1999, respectively. Interest income, net, generated in the three and six months ended September 30, 2000 was primarily a result of interest earned from our investments which increased significantly in fiscal 2001 as a result of our initial public offering, and to a lesser extent, the repayment of our outstanding debt. Interest expense in the first three and six months ended September 30, 1999 consist mostly of the amortization of deferred compensation related to warrants and options issued to guarantors of our debt, and interest expense on this debt.

     Extraordinary loss.   In August 2000, we used a portion of the proceeds of
our initial public offering to repay approximately $4 million of debt that was outstanding at that time. Consequently, as a result of the early extinguishment of debt, the unamortized portion of the debt guarantee costs was recorded as extraordinary loss, net of income taxes, in the quarter ended September 30, 2000, which totaled to $672,000.

     Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six months ended September 30, 2000 and for the fiscal year ended March 31, 2000, and therefore made no provision for income tax in these periods.

     Preferred stock dividend. During the six months ended September 30, 2000, we recorded a preferred stock dividend of $671,000 representing the value of the beneficial conversion feature on the issuance of convertible preferred stock in April 2000. The beneficial conversion was calculated based on the difference between the conversion price of $7.50 per share and the estimated fair value of the common stock at that date.



Liquidity and Capital Resources

     During the six months ended September 30, 2000, we used $4.3 million of cash and cash equivalents in our operating activities as compared to $1.4 million during the six months ended September 30, 1999. This increase was mainly due to a significant increase in receivables, inventory and prepaid assets during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999.

     Capital equipment purchases in the six months ended September 30, 2000 totaled $471,000, compared to $142,000 in the six months ended September 30, 1999.

     Net cash flow from financing activities of $55.3 million resulted primarily from the proceeds from the issuance of common stock in our initial public offering completed in August 2000, the sale of 409,992 shares of Series I convertible preferred stock, and the sale of common stock to Wind River, partially offset by the repayment of outstanding debt.

     At September 30, 2000, our principal source of liquidity consisted of cash and cash equivalents deposits totaling $54.3 million. Working capital at September 30, 2000 was $56.6 million.

     We believe that our current cash and cash equivalents balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

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

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No.25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not believe that the adoption of FIN 44 had a material impact on our financial position or results of operations.

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

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of increases in expenses for research and development.
Our losses increased as we transitioned our focus away from the personal computer market toward the Internet appliance, broadband set-top box and digital television markets in 1996. We have incurred net losses of approximately $30.9 million from our inception in March 1993 through September 30, 2000. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 1998, 1999, 2000 and for the three and six months ended September 30, 2000, research and development expenses represented 92.5%, 220.6%, 48.0%, 38.6% and 37.2% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development, our operating infrastructure and our sales and marketing. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Most sales to these customers are through distributors. Sales to one of our distributors, Weikeng Industrial Co., Ltd. accounted for approximately 16% of our total revenues for fiscal year 2000, and 18% of our revenue for the six months ended September 30, 2000. For the fiscal year ended March 31, 2000 sales to Allwell Corporation, an OEM, accounted for approximately 12% of our total revenues. In the three months ended September 30, 2000, Fullerton Technology, Philips Industries, General Instrument, Flextronics International, and Kanematsu Semiconductor accounted for 25%, 13%, 13%, 12% and 12% of total revenue, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more of our key customers or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 90%, 81%, 71%, 93% and 85% of our total revenues in fiscal years 1998, 1999, 2000 and for the three and six months ended September 30, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and presently invest in short term investment grade government and corporate securities. These securities will be highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

     We are an international company, selling our products globally and, in particular, in Japan, Korea, the People's Republic of China and Taiwan.
Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People's Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rate. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.



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

     (c) Sale of Unregistered Securities

     During the three months ended September 30, 2000, we issued 90,909 shares of common stock at a price of $11.00 per share and a warrant to purchase 45,454 shares of common stock at an exercise price of $11.00 per share. This warrant may be exercised anytime prior to 5:00 p.m. (Pacific Standard Time) on July 27, 2003.

     The sale of the above securities was considered to be exempt from the registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by the issuer not involving a offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

     (d) Use of Proceeds from Sales of Registered Securities.

     On August 14, 2000, the Company closed the sale of a total of 5,000,000 shares of our common stock, par value $0.001 per share, at a price of $11.00 per share in a firm commitment underwritten public offering. In connection with the offering, the Company granted an option to the underwriters to purchase an additional 750,000 shares for up to 30 days after the offering in connection with the exercise of the underwriters' over-allotment option. On September 14, 2000, the Company closed the sale of a total of 675,050 shares of our common stock at a price of $11.00 per share pursuant to the exercise of the underwriters' over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-34024), which the Securities and Exchange Commission declared effective on August 8, 2000. The managing underwriters in the offering were Banc of America Securities LLC, Dain Rauscher Wessels, CIBC World Markets and U.S. Bancorp Piper Jaffray.

     Of the $62,425,550 in aggregate proceeds raised by us in the offering:

          1. approximately $4.4 million was paid to the underwriters in connection with the underwriting discount;

          2. approximately $2.8 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees.

          3. approximately $4.0 million was paid by us to retire notes payable to two financial institutions.

          4. the remainder of the proceeds from the offering has been invested in investment grade securities.

     We intend to use the net proceeds for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire additional businesses, products and technologies that we believe will complement our business. We do not have more specific plans for the net proceeds from the offering. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. We will retain broad discretion in the allocation of the net proceeds from the offering.

ITEM  4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's stockholders approved by written consent in lieu of a stockholders meeting dated July 20, 2000 the following:

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


ITEM  6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Exhibit Index attached hereto, which is incorporated herein by reference

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2000.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TVIA, INC.



November 12, 2000                By:         /s/ Michael Hoberg
                                    ------------------------------------------
                                                 Michael Hoberg
                                             Vice President of Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer and
                                          Chief Accounting Officer)

                          EXHIBIT INDEX TO TVIA, INC.
                          ---------------------------

                         QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



Exhibit No.  Exhibit Description
----------   -------------------

     3.1*           Amended and Restated Certificate of Incorporation

     3.2*           Amended and Restated Bylaws

     4.1**          Form of Stock Certificate

     4.2*** Warrant to Purchase Stock issued July 27, 2000 to Wind River Systems, Inc.

    10.1****        Amended and Restated 2000 Stock Incentive Plan.

    10.2*****       2000 Employee Stock Purchase Plan

    10.3**** Promissory Note dated August 9, 2000 by and between Tvia, Inc. and Johnson Yan

    10.4*** Letter Agreement dated July 27, 2000 between Tvia, Inc. and Wind River Systems, Inc.

    27.1            Financial Data Schedule


 _____________

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

*** Incorporated by reference from Exhibits 4.10 and 10.10 of Amendment No.7 of Registrant's Registration Statement (File No. 333-34024) filed with the Securities and Exchange Commission on July 28, 2000.

**** Incorporated by reference from Exhibits 10.1 and 10.2 of Registrant's Quarterly Report on Form 10-Q (File No. 0-30359) filed with the Securities and Exchange Commission on September 9, 2000.

***** Incorporated by reference from Exhibit 99.1of Registrant's Registration
      Statement on Form S-8 (File No. 333-48572) filed with the Securities and Exchange Commission on October 25, 2000.