Form 10-Q
period 2000-12-31
TVIA INC
filed 2001-02-14
CIK 1109279

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             _________________________

                                   FORM 10-Q

     (Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000

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

                             _________________________

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No __

  On January 31, 2001, 21,909,262 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                                  TVIA, INC.

                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                                  INDEX                                                                     Page
                                                                                                                            ----
Part I:  Financial Information

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2000                                        1

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2000 and 1999       2

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         December 31, 2000 and 1999                                                                                           3

         Notes to Condensed Consolidated Financial Statements                                                                 4

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                                7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk                                   18

Part II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                                                                           19

Item 5:  Other Information                                                                                                   20

Item 6:  Exhibits and Reports on Form 8-K                                                                                    20

Signature                                                                                                                    21

Exhibit Index                                                                                                                22


                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  TVIA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                     DECEMBER 31,               MARCH 31,
                                                                                        2000                      2000
                                                                                     -----------                --------
                                                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                            $ 43,229                  $  3,789
 Restricted cash                                                                            --                     3,075
 Short term investments                                                                  8,109                        --
 Accounts receivable, net                                                                2,242                     1,010
 Inventories                                                                             4,449                     1,327
 Other assets and prepaid expenses                                                         871                       965
 Deferred debt costs                                                                        --                       981
                                                                                      --------                  --------
  Total current assets                                                                  58,900                    11,147

Property and equipment, at cost:                                                         2,955                     2,115
  Less accumulated depreciation and amortization                                        (2,239)                   (1,894)
                                                                                      --------                  --------
                                                                                           716                       221
Long term investments                                                                    3,523                        --
Other assets                                                                               590                        --
                                                                                      --------                  --------
   Total assets                                                                       $ 60,206                  $ 11,368
                                                                                      ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Loan payable guaranteed by related party                                             $     --                  $  1,070
 Accounts payable                                                                        1,676                     1,762
 Accrued liabilities and other                                                           2,920                     2,400
                                                                                      --------                  --------
  Total current liabilities                                                              4,596                     5,232

Long-term liabilities:
 Loan payable guaranteed by related party                                                   --                     2,959
 Redeemable convertible preferred stock                                                     --                    16,594
 Warrants to purchase redeemable convertible preferred stock                                --                       849
                                                                                      --------                  --------
  Total long-term liabilities                                                               --                    20,402
Commitments and contingencies (Note F)
Stockholders' equity (deficit):
 Convertible preferred stock                                                                --                         5
 Common stock                                                                               22                         5
 Additional paid-in-capital                                                             90,960                    17,078
 Warrants to purchase common stock                                                       1,099                        --
 Accumulated comprehensive income                                                           37                        --
 Deferred stock compensation                                                            (2,849)                   (4,499)
 Accumulated deficit                                                                   (32,999)                  (26,855)
 Treasury stock                                                                           (660)                       --
                                                                                      --------                  --------
Total stockholders' equity (deficit)                                                    55,610                   (14,266)
                                                                                      --------                  --------
Total liabilities and stockholders' equity (deficit)                                  $ 60,206                  $ 11,368
                                                                                      ========                  ========

           See Notes to Condensed Consolidated Financial Statements.

                                  TVIA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                  (Unaudited)

=======================================================================================================================
                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
                                                               2000          1999             2000         1999
                                                               ----          ----             ----         ----

Total revenues                                               $  3,254      $  2,170         $ 11,118      $  4,112

Cost of revenues                                                1,790         1,148            5,933         2,241
                                                             --------      --------         --------      --------
  Gross profit                                                  1,464         1,022            5,185         1,871

Operating expenses:
  Research and development                                      1,943           960            4,867         2,475
  Sales, general and administrative                             1,767           869            4,013         2,322
  Amortization of deferred stock compensation                     681           423            2,035           819
                                                             --------      --------         --------      --------

Total operating expenses                                        4,391         2,252           10,915         5,616
                                                             --------      --------         --------      --------
  Operating loss                                               (2,927)       (1,230)          (5,730)       (3,745)

Interest expense (income), net:
  Interest expense (income), net                                 (866)           96           (1,256)          223
  Amortization of debt guarantee costs and other                   --           243              327           439
                                                             --------      --------         --------      --------

  Interest expense (income), net                                 (866)          339            ( 929)          662
                                                             --------      --------         --------      --------
  Net loss before extraordinary loss                           (2,061)       (1,569)          (4,801)       (4,407)
  Extraordinary loss, net of income taxes (Note C)                 --            --              672            --
                                                             --------      --------         --------      --------

  Net loss after extraordinary loss                          $ (2,061)     $ (1,569)        $ (5,473)     $ (4,407)
                                                             ========      ========         ========      ========
Dividend related to convertible preferred stock                    --            --              671            --
                                                             --------      --------         --------      --------
  Net loss attributable to common stockholders               $ (2,061)     $ (1,569)        $ (6,144)     $ (4,407)
                                                             ========      ========         ========      ========
Basic and diluted net loss attributable to
  common stockholders before extraordinary loss              $  (0.10)     $  (0.40)        $  (0.36)     $  (1.57)
                                                             ========      ========         ========      ========
Basic and diluted net loss attributable to
  common stockholders after extraordinary loss               $  (0.10)     $  (0.40)        $  (0.48)     $  (1.57)
                                                             ========      ========         ========      ========
Shares used in computing basic and diluted net
  loss attributable to common stockholders before and          21,317         3,940           12,929         2,804
  after extraordinary loss                                   ========      ========         ========      ========


-----------------------------------------------------------------------------------------------------------------------
          See Notes to Condensed Consolidated Financial Statements.

                                  TVIA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                              -----------------------------------
                                                                                          (unaudited)
                                                                                   2000                   1999
                                                                                   ----                   ----
Net cash used in operating activities                                           $(6,258)                  $(1,965)
                                                                                -------                   -------

Cash flows from investing activities:
 Purchases of available-for-sale investments                                     (8,109)                       --
 Purchases of property and equipment                                               (840)                     (295)
                                                                                -------                   -------
 Net cash used in investing activities                                           (8,949)                     (295)
                                                                                -------                   -------

Cash flows from financing activities:
 Loan proceeds                                                                      159                     3,783
 Loan payments                                                                   (4,188)                   (1,546)
 Proceeds from issuance of common stock                                          56,261                        --
 Issuance of preferred stock to investors                                            --                     3,142
 Restricted funds from stock subscription for
   convertible preferred stock                                                    3,075                        --
 Acquisition of treasury stock                                                     (660)                       --
                                                                                -------                   -------

 Net cash provided by financing activities                                       54,647                     5,379
                                                                                -------                   -------

Increase in cash and cash equivalents                                            39,440                     3,119

Cash and cash equivalents at beginning of period                                  3,789                        --
                                                                                -------                   -------

Cash and cash equivalents at end of period                                      $43,229                   $ 3,119
                                                                                =======                   =======

           See Notes to Condensed Consolidated Financial Statements.

                                  TVIA, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders' equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the statement of operations. Realized gains and losses are recognized based on the specific identification method.

Revenue Recognition

     Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. The Company has agreements with certain distributors which do not contain rights of return and price protection rights. However, a limited number of distributor agreements do contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which has not sold through to an end user. The Company defers revenue recognition relating to sales to all distributors until such products are sold through to the end customer by the distributor, or if sell through information is not available from the distributor, when cash is received from the distributor. Receipts of cash from those distributors which do not provide sell through information have historically been indicative of sell through to an end user by that distributor. Management are not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received.

     The Company also generates revenues from custom software service contracts. Revenues from custom software contract services are recognized as contract milestones are achieved which approximates the percentage of completion of the contract. Costs incurred on custom software service contracts, which are primarily payroll costs, are recorded as cost of sales. At December 31, 2000, management's estimates of future contract revenues and contractual costs did not indicate a loss; therefore no provision for losses on these contracts was required as of December 31, 2000. If the Company invoices the customer in advance of services performed under the custom software services contract, the invoiced amount is recorded as deferred revenue.

     The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definite purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable. For the nine months ended December 31, 2000, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

Comprehensive Loss

          Comprehensive loss includes other unrealized investment gains that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive loss in stockholder's equity. A summary of comprehensive income is as follows (in thousands):

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            DECEMBER 31,                         DECEMBER 31,
                                                            ------------                         ------------
                                                        2000              1999                2000            1999
                                                        ----              ----                ----            ----
Net loss                                               $(2,061)          $(1,569)            $(6,144)        $(4,407)
Unrealized gain on available-for-sale investments           37                --                  37              --
                                                       -------           -------             -------         -------
Comprehensive loss                                     $(2,024)          $(1,569)            $(6,107)        $(4,407)
                                                       =======           =======             =======         =======


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

                                  December 31,                  March 31,
                                      2000                        2000
                                      ----                        ----

Raw material                        $1,912                      $  640
Work-in-process                      1,233                         639
Finished goods                       1,304                          48
                                    ------                      ------
                                    $4,449                      $1,327
                                    ======                      ======

NOTE C - NET LOSS PER SHARE

     Net loss per share has been calculated in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                                ------------                       ------------
                                                             2000            1999               2000            1999
                                                             ----            ----               ----            ----
Historical:
Net loss attributable to common stockholders after          $(2,061)        $(1,569)           $(6,144)        $(4,407)
           extraordinary loss

Basic:
 Weighted average shares of common stock outstanding         21,891           3,940             13,801           2,804
 Weighted average shares of common stock subject to            (574)             --               (872)             --
          repurchase                                        -------         -------            -------         -------

Weighted average shares used in computing basic net
          loss per share                                     21,317           3,940             12,929           2,804
                                                            =======         =======            =======         =======

Basic and diluted net loss per share attributable to        $ (0.10)        $ (0.40)           $ (0.48)        $ (1.57)
          common stockholders after extraordinary loss      =======         =======            =======         =======

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

     As a result of the Company's continued losses, there was no provision for income taxes for the three or nine months ended December 31, 2000 and 1999.

NOTE E - SIGNIFICANT CUSTOMERS

     Revenues to significant distributors and customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

                                         For the Three                      For the Nine
                                          Months Ended                      Months Ended
                                          December 31,                      December 31,
                                          ------------                      ------------
                                      2000            1999            2000                1999
                                      ----            ----            ----                ----
Customer A.................             26%              *              13%                  *
Customer B.................             20%              *              11%                  *
Customer C.................             17%              *               *                   *
Customer D.................             11%              *               *                   *
Customer E.................              *              10%              *                   *
Customer F.................              *              24%              *                  20%
Customer G.................              *               *              12%                  *

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

NOTE G - RELATED PARTY TRANSACTIONS

     In August 2000, the Company entered into a five year full-recourse $660,000 note bearing interest at 6.15% with an executive officer of the Company in connection with the purchase of 60,000 shares of the Company's common stock. The note was secured by the common stock acquired by the executive officer.

     In December 2000, the Company repurchased this common stock in exchange for the cancellation of the loan.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. When used in this discussion, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected operating expenses, including research and development expenditures, expected sales, general and administrative expenses, the effect of certain accounting principles, effect of changes in foreign currency exchange rates, growth in operations, the ability to commercialize new technologies, and the performance and utility of products and services. Forward-looking statements are subject to risks and uncertainties including, but not limited to, risks relating to the development of new products and services and their use by the Company's potential customers, the ability to attract and retain a sales force, changes in foreign exchange rates, and the matters discussed in "Factors That May Affect Future Results". All forward-looking statements included in this report are based upon information available to us, and speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

     We design, develop and market semiconductors for the Internet appliance, broadband set-top box and digital television markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

     We currently have three product families: the CyberPro 2010 family, introduced in calendar year 1997; the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues. We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until after they have sold our products to end users. We also generate revenues from development contracts and licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 71%, 77%, 79% and 75% of our total revenues for the three and nine months ended December 31, 2000 and 1999, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Since June 30, 2000, the percentage of our revenues attributable to sales to distributors has increased substantially. Much of this increase reflects revenues from design wins with new OEMs, which rely on third party manufacturers or distributors to provide inventory management and purchasing functions.

     Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

     The sales cycle for the test and evaluation of our products can range from three months to nine months or more, with an additional three to nine months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Due to these lengthy sales cycles, we may experience a delay between incurring operating expenses and inventory costs and the generation of revenues from design wins.

     We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2000, we had an accumulated deficit of approximately $33.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant increases in our operating expenses, particularly in research and development, as we design and market new technologies.

     We anticipate lower revenues for at least the next two quarters as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, delay in customer product introductions in order to incorporate additional third party features and general economic uncertainty. Due to anticipated lower revenues and continued increased spending on research and development, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended December 31, 2000 for at least the next five quarters. As a result of anticipated net losses and purchases of fixed assets, we presently anticipate that we will utilize at least one third of our available cash and equivalents and short-term investments by March 31, 2002.

     In connection with the grant of stock options to employees, the Board of Directors and certain consultants, we have recorded stock based compensation related to stock options granted below deemed fair market value through December 31, 2000 of approximately $6.4 million. Of this amount, we amortized approximately $3.6 million through December 31, 2000. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining $2.8 million will be amortized over the remaining vesting period of the options, generally four years or less. As a result, the amortization of stock based compensation will impact our reported results of operations through fiscal year 2005.

     We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

                                                       Three months        Three months        Nine months         Nine months
                                                           ended              ended                ended              ended
                                                        December 31,        December 31,        December 31,       December 31,
                                                            2000                1999                2000               1999
                                                            ----                ----                ----               ----
Revenues                                                   100.0%              100.0%              100.0%              100.0%
Cost of revenues                                            55.0                52.9                53.4                54.5
                                                          ------              ------              ------             -------
Gross profit                                                45.0                47.1                46.6                45.5
Operating expenses:
Research and development                                    59.7                44.2                43.8                60.2
Sales, general and administrative                           54.3                40.1                36.1                56.5
Amortization of deferred stock compensation                 20.9                19.5                18.3                19.9
                                                          ------              ------              ------             -------
Total operating expenses                                   134.9               103.8                98.2               136.6
                                                          ------              ------              ------             -------
Operating loss                                             (89.9)              (56.7)              (51.6)              (91.1)
Interest expense (income), net                             (26.6)                4.4               (11.3)                5.4
Amortization of debt guarantee costs and other                --                11.2                 2.9                10.7
                                                          ------              ------              ------             -------
Interest expense (income), net                             (26.6)               15.6                (8.4)               16.1
                                                          ------              ------              ------             -------
Net loss before extraordinary item                         (63.3)              (72.3)              (43.2)             (107.2)
                                                          ------              ------              ------             -------
Extraordinary item                                            --                  --                (6.0)                 --
                                                          ------              ------              ------             -------
Net loss after extraordinary item                          (63.3)%             (72.3)%             (49.2)%            (107.2)%
                                                          ======              ======              ======             =======

     Revenues. Revenues increased to $3.3 million and $11.1 million in the three and nine months ended December 31, 2000 from $2.2 million and $4.1 million in the same periods ended December 31, 1999, respectively. The increase was primarily due to increased shipments of our CyberPro 5000 series of semiconductors for the Internet appliance, broadband set-top box and digital television markets. Revenues from four customers, Kanematsu Semiconductor, General Instrument, AllWell Technology, and Flextronics International accounted for 26%, 20%, 17%, and 11%, respectively, of total revenues for the three months ended December 31, 2000.

     Gross margin. Gross margin remained relatively flat at 45.0% and 46.6% in the three and nine months ended December 31, 2000 compared to 47.1% and 45.5% in the same periods ended December 31, 1999, respectively. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses increased to $1.9 million and $4.9 million in the three and nine months ended December 31, 2000 from $960,000 and $2.5 million in the three and nine months ended December 31, 1999, respectively. The increase was primarily due to an increase in research and development personnel as compared to the same period in fiscal 2000, and to higher levels of depreciation resulting from the acquisition of computers and lab equipment. Research and development expenses as a percentage of total revenues were 59.7% and 43.8% in the first three and nine months of fiscal 2001, respectively, compared to 44.2% and 60.2% in the same periods of fiscal 2000. The decrease in research and development expenses as a percentage of revenues in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 is primarily attributable to the increase in revenues between periods. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will continue to increase in absolute dollars for the foreseeable future.

     Our research and development activities in the People's Republic of China provide software and application specified integrated circuit development support to our domestic operations. We employed 173 people in the People's Republic of China as of December 31, 2000.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses increased to $1.8 million and $4.0 million in the three and nine months ended December 31, 2000, respectively, from $869,000 and $2.3 million in the three and nine months ended

December 31, 1999, respectively. The increase is primarily due to increased headcount, including hiring executive officers, associated with the expansion of our domestic and international sales force, the building of our general and administrative infrastructure, and the Company's participation at trade shows . Sales, general and administrative expenses as a percentage of total revenues was 54.3% and 36.1% in the first three and nine months of fiscal year 2001 compared to 40.1% and 56.5% in the same periods of fiscal year 2000. The decrease in sales, general and administrative expenses as a percentage of revenues in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 is primarily attributable to the increase in revenues between periods. We believe that our sales, general and administrative expenses will increase in absolute dollars in future periods as we intend to continue to increase headcount in our sales organization and to develop product marketing and branding campaigns.

     Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $681,000 and $2.0 million in the three and nine months ended December 31, 2000, compared to $423,000 and $819,000 in the same periods ended December 31, 1999, as a result of many key employee hirings.

     Interest expense (income), net. Interest expense (income), net consists primarily of interest expense (income), net and amortization of guarantee debt costs. Interest income, net was $866,000 and $1.3 million for the three and nine months ended December 31, 2000, compared to interest expense, net of $96,000 and $223,000 for the three and nine months ended December 31, 1999, respectively. Interest income, net, generated in the three and nine months ended December 31, 2000 was primarily a result of interest earned from our investments which increased significantly in fiscal 2001 as a result of our initial public offering, and to a lesser extent, the repayment of our outstanding debt. Interest expense in the first three and nine months ended December 31, 1999 consist mostly of the amortization of deferred compensation related to warrants and options issued to guarantors of our debt, and interest expense on this debt.

     Extraordinary loss. In August 2000, we used a portion of the proceeds of our initial public offering to repay approximately $4 million of debt that was outstanding at that time. Consequently, as a result of the early extinguishment of debt, the unamortized portion of the debt guarantee costs, which totaled $672,000, was recorded as extraordinary loss, net of income taxes, in the nine months ended December 31, 2000.

     Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine months ended December 31, 2000 and for the fiscal year ended March 31, 2000, and therefore made no provision for income tax in these periods.

     Preferred stock dividend. During the nine months ended December 31, 2000, we recorded a preferred stock dividend of $671,000 representing the value of the beneficial conversion feature on the issuance of convertible preferred stock in April 2000. The beneficial conversion was calculated based on the difference between the conversion price of $7.50 per share and the estimated fair value of the common stock at that date.

Liquidity and Capital Resources

     During the nine months ended December 31, 2000, we used $6.3 million of cash and cash equivalents in our operating activities as compared to $2.0 million during the nine months ended December 31, 1999. This increase was mainly due to a significant increase in receivables and inventory during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

     Capital equipment purchases in the nine months ended December 31, 2000 totaled $840,000, compared to $295,000 in the nine months ended December 31, 1999.

     Net cash flow from financing activities of $54.6 million resulted primarily from the proceeds from the issuance of common stock in our initial public offering completed in August 2000, the sale of 409,992 shares of Series I convertible preferred stock, and the sale of common stock to Wind River, partially offset by the repayment of outstanding debt and the acquisition of treasury stock.

     At December 31, 2000, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $51.3 million. Working capital at December 31, 2000 was $50.8 million.

     We believe that our current cash and cash equivalents balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000, and did not have a significant impact on our operating results or financial condition when adopted.

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

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of increases in expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the Internet appliance, broadband set-top box and digital television markets in 1996. We have incurred net losses of approximately $33.0 million from our inception in March 1993 through December 31, 2000. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 1998, 1999, 2000 and for the three and nine months ended December 31, 2000, research and development expenses represented 92.5%, 220.6%, 48.0%, 59.7% and 43.8% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development, our operating infrastructure and our sales and marketing. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our products or sustain our business.

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

     To develop market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We develop products based on forecasts of demand and we incur substantial product development expenditures prior to generating associated revenues. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluating and designing our products into a customer's equipment can take up to nine months or more, with an additional three to nine months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generate revenues, if any.

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

     Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the emerging markets for Internet appliances, broadband set-top boxes and digital televisions. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

       .  the general condition in the semiconductor industry market;

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

       . our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles; and

       .  the level of orders received that can be shipped in a given period;

       . changes in earning estimates or investment recommendations by analysts; and

       .  changes in investors perceptions.

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

     Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. The foundries we use have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start up of new process technologies. In addition, the foundries we use are located in a seismically active area, and earthquakes have caused these foundries to close for repairs, resulting in a delay in manufacturing our products.

     Although we primarily utilize two independent foundries, most of our components are not manufactured at both foundries at any given time. The inability of one of the foundries to provide components could result in significant delays and harm our business. In the event either foundry experienced manufacturing or financial difficulties or suffered any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. In addition, as a result of the rapid growth of the semiconductor industry based in the industrial park where both foundries are located, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity or a natural disaster could adversely affect these foundries' ability to supply our products, which could have a material adverse effect on our operating results.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Most sales to these customers are through distributors. Sales to one of our distributors, Weikeng Industrial Co., Ltd. accounted for approximately 16% of our total revenues for fiscal year 2000, and 12% of our total revenues for the nine months ended December 31, 2000. For the fiscal year ended March 31, 2000 sales to Allwell Corporation, an OEM, accounted for approximately 12% of our total revenues. In the three months ended December 31, 2000, Kanematsu Semiconductor, General Instrument, Allwell Corporation and Flextronics International accounted for 26%, 20%, 17%, and 11% of total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more of our key customers or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business.

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

     The manufacture of semiconductors is a complex process. Foundries may not achieve acceptable product yields from time to time due to the complexity of the integrated circuit design, inadequate manufacturing processes and other reasons. We refer to the proportion of final acceptable integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could have been produced from the raw materials as our product yields. Identifying defects and determining the reason for low yields may be discovered after production has begun and at various stages of the production cycle. Our failure to discover defects early in the production cycle will result in higher costs and may require a diversion of our technical personnel and resources away from product development in order to correct the defect. In addition, defective products that have been released into the market and distributed to our customers and end users may result in harm to our reputation, significant warranty costs, diversion of our technical and managerial resources and potential product liability claims that would be costly to defend.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 90%, 81%, 71%, 71% and 77% of our total revenues in fiscal years 1998, 1999, 2000 and for the three and nine months ended December 31, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     Our cash equivalents and short term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and presently invest entirely in short term investment grade government and corporate securities. These securities will be highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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



                         PART II:    OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities.

     On August 14, 2000, the Company closed the sale of a total of 5,000,000 shares of our common stock, par value $0.001 per share, at a price of $11.00 per share in a firm commitment underwritten public offering. In connection with the offering, the Company granted an option to the underwriters to purchase an additional 750,000 shares for up to 30 days after the offering in connection with the exercise of the underwriters' over-allotment option. On September 14, 2000, the Company closed the sale of a total of 675,050 shares of our common stock at a price of $11.00 per share pursuant to the exercise of the underwriters' over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-34024), which the Securities and Exchange Commission declared effective on August 8, 2000. The managing underwriters in the offering were Banc of America Securities, LLC, Dain Rauscher Wessels, CIBC World Markets and U.S. Bancorp Piper Jaffray.

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

ITEM 5: OTHER INFORMATION

     To be considered for inclusion in the Company's proxy statement and form of proxy for its 2001 Annual Meeting of Stockholders, a stockholder proposal must be received at the principal executive offices of the Company not later than March 13, 2001.

     A stockholder proposal not included in the Company's proxy statement for the 2001 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive officers of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder's notice by earlier of (i) the close of business on the 15/th/ day after the earlier of the day of the Company mailed notices of the annual meeting date or provided such public disclosure of the meeting date and (ii) two dates prior to the scheduled date of the annual meeting. For the Company's 2001 Annual Meeting of Stockholders, which is scheduled to be held on August 21, 2001, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than June 22, 2001 but not prior to May 23, 2001.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Exhibit Index attached hereto, which is incorporated herein by reference

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TVIA, INC.


February 14, 2000                       By:       /s/ Michael Hoberg
                                                     ---------------------------
                                                      Michael Hoberg
                                                Vice President of Finance,
                                           Chief Financial Officer and Secretary
                                             (Principal Financial Officer and
                                                 Chief Accounting Officer)

                          EXHIBIT INDEX TO TVIA, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000


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

 4.2***        Warrant to Purchase Stock issued July 27, 2000 to Wind River
               Systems, Inc.

 10.1****      Amended and Restated 2000 Stock Incentive Plan.

 10.2*****     2000 Employee Stock Purchase Plan

 10.4*** Letter Agreement dated July 27, 2000 between Tvia, Inc. and Wind River Systems, Inc.


--------------

* Incorporated by reference from Exhibits 3.3 and 3.4 of Amendment No. 3 of Registrant's Registration Statement of Form S-1 (File No. 333-34024) filed with the Securities and Exchange Commission on July 14, 2000.

** Incorporated by reference from Exhibit 4.1 of Amendment No. 2 of Registrant's Registration Statement on Form S-1 (File No. 333-34024) filed with the Securities and Exchange Commission on July 7, 2000.

*** Incorporated by reference from Exhibits 4.10 and 10.10 of Amendment No. 7 of Registrant's Registration Statement (File No. 333-34024) filed with the Securities and Exchange Commission on July 28, 2000.

**** Incorporated by reference from Exhibits 10.1 and 10.2 of Registrant's Quarterly Report on Form 10-Q (File No. 0-3-0359) filed with the Securities and Exchange Commission on September 9, 2000.

***** Incorporated by reference from Exhibit 99.1 of Registrant's Registration
      Statement on Form S-8 (File No. 333-48572) filed with the Securities and Exchange Commission on October 25, 2000.