Form 10-K
period 2001-03-31
TVIA INC
filed 2001-06-29
CIK 1109279

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the transition period from  to

                        Commission File Number: 0-30539

                                  TVIA, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                        77-0549628
 (State or other jurisdiction of incorporation         (IRS Employer Identification No.)
               or organization)

  4001 Burton Drive, Santa Clara, California
                     95054                                       (408) 982-8588
   (Address of principal executive offices)        (Registrant's telephone number, including
                                                                   area code)

            Securities registered to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on May 31, 2001 was approximately $36,275,935.

   As of May 31, 2001 there were 21,829,688 shares of Common Stock, $0.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on August 21, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           TVIA, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                 2001 FORM 10-K

                                                                           Page
                                                                           ----
 PART I..................................................................    1

    Item 1.  Business...................................................     1

    Item 2.  Properties.................................................     8

    Item 3.  Legal Proceedings..........................................     8

    Item 4.  Submission of Matters to a Vote of Security Holders........     8

 PART II.................................................................    9

    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     9

    Item 6.  Selected Consolidated Financial Data.......................    10

    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12

    Item 8.  Financial Statements and Supplementary Data................    27

    Item 9.  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................    52

 PART III................................................................   52

    Item 10. Directors and Executive Officers of the Registrant.........    52

    Item 11. Executive Compensation.....................................    53

    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    53

    Item 13. Certain Relationships and Related Transactions.............    53

 PART IV.................................................................   54

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    54

                                    PART I

Item 1. Business

   When used in this Report, the words "expects," "anticipates," "estimates," "believes," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's anticipated revenues, expenses, gross profit and loss; market acceptance of our products; the features and benefits of our products; our commitment of resources to research and development; our relationships with our customers; the expertise and knowledge of our employees; our ability to compete in our target markets; increases in competition in our target markets; the relationship between backlog and future revenue levels; our patent strategy; our relationship with our employees; the adequacy of our facilities; our ability to achieve further product integration; the status of evolving technologies and their growth potential; our production capacity; and our ability to migrate to smaller process geometries. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to slower than anticipated emergence of the interactive television market; general economic conditions and specific conditions in the markets we address; the timing, rescheduling or cancellation of significant customer orders; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the availability and pricing of foundry and assembly capacity and raw materials; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration; the effects of new and emerging technologies; the risks and uncertainties associated with our international operations; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   All references to "Tvia," "we," "us," "our" or the "Company" mean Tvia, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

   We own various trademarks and trade names used in our business. These include CyberPro, FlexiBus, Tvia and the Tvia logo. Other trademarks referenced herein are the property of their respective owners.

Overview

   We design, develop and market semiconductors for the Internet appliance, broadband set-top box and digital television markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

   Our products are compatible with various microprocessors, operating systems and applications software and accept multiple data types from various transmission pipes, including analog or digital broadcast, cable, microwave, satellite, digital subscriber line and ethernet connection. We believe our products also allow easy software upgrades, and are programmable and customizable. Our semiconductors, software and reference designs enable our original equipment manufacturers, or OEMs, to accelerate their time to market by reducing their systems engineering development.

   Originally incorporated in California as Integraphics Systems, Inc. in March 1993, we changed our name to IGS Technologies in August 1997. In March 2000, we changed our name to Tvia, Inc. In August 2000, we reincorporated into Delaware. Tvia operates in one principal industry segment.

Industry Background

   In recent years there has been an increase in demand for high speed Internet access to information and entertainment, or rich media content, which combines audio, video, voice, text, graphics, pictures and animation. This demand is driven by the growth of rich media content available from the Internet and through television broadcasts and accessible via phone lines and via broadband transmission pipes such as television antenna (analog or digital broadcast), cable, microwave, satellite, digital subscriber line, or DSL, and ethernet connection. Demand has also been stimulated by the increasing availability, affordability and ease of use of consumer appliances and other devices that feature integrated Internet access.

   No longer limited to the personal computer, Internet access is now available through a variety of devices including Internet appliances, broadband set-top boxes and digital televisions. Internet appliances include any kind of consumer electronics device that has expanded functionality through a connection to the Internet, such as Internet set-top boxes, web access appliances, mobile telephones, personal video recorders and next generation digital versatile disks, or DVD. Broadband set-top boxes permit consumer access to high-speed networks through broadband transmission pipes. Digital televisions are televisions where a digital or analog signal is processed digitally and enhanced with resolutions ranging from standard resolution to high definition television, or HDTV.

   As rich media content becomes more pervasive, users are demanding faster access to the Internet. In an effort to meet demand for faster access to rich media content, the communications industry has begun to deploy new broadband access technologies that can deliver data at a rate of tens of megabits per second, or up to 700 times faster than today's 56 kilobits per second, or Kbps, dial up modems. Users of dial up analog modems over standard telephone lines with maximum transmission rates of 56 Kbps often experience lengthy delays, failure of transmission and limitations on the volume of data that can be transmitted in real time. The slow speed of the telephone modem is frustrating to mainstream consumers who are accustomed to the immediate point and click interface of a television remote control. These customers may find the speed of broadband connections more satisfying.

   Access to the Internet, which was originally confined to personal computer users, is now available to the mass consumer through the television. The television is the ubiquitous consumer product that people are comfortable using for entertainment and information due to its sound and display qualities. Internet appliances, broadband set-top boxes and digital televisions can now act as the medium to access the Internet and traditional television broadcasts, and combine the rich media content and services for an interactive television experience.

   Interactive television enables consumers to watch a commercial and access, at the click of a button, additional information coming from the Internet or an interactive program. This information, such as an e-commerce website, could be displayed on a transparent window that would allow the consumer to continue viewing the commercial, access additional information and complete the purchase of advertised merchandise. Or, a consumer could be watching a television program while chatting, emailing or instant messaging with friends. In addition, interactive television users could access selected additional information such as personalized stock quotes or program guide information. Consumers could also play along with a game show and win prizes if they respond faster and more accurately than the contestants on television, or they could compete against other online players. This could be done by providing discrete windows for the interactive content and the main program, or by providing transparent windows that overlay the main program without obstructing it. Interactive content windows could be customized and configured, allowing the consumer to control the viewing experience.

Our Solution

   Our semiconductor solutions allow the consumer to customize the appearance of the television screen and manipulate the rich media content streams to create an interactive television experience. We believe our streaming media gateway integrated circuits offer the following advantages:

  . High Performance Processing of Rich Media Content. Our solutions act as a gateway that processes multiple streams of rich media content that converge from different transmission pipes and format standards enabling a high quality, clear display. With the advent of digital transmission, the convergence of multiple rich media content streams transported by the broadband network requires a process to unify and match the multiple transmission standards. For example, some of the broadcast streams are formatted with different resolution and screen size dimensions than Internet streams, thereby resulting in a distorted picture. Our technology converts these varying streams into a uniform stream and delivers an undistorted, high quality picture. The streams are then merged and blended to offer visual effects such as picture in picture, or transparency or the overlay of multiple content types, all enhancing the consumer's viewing experience. In order to support real time processing of multiple streams, our processor provides high bandwidth with some internal data rates exceeding six gigabits per second.

  . Support for Multiple Data Types, Transmission Pipes, Microprocessors, Operating Systems and Applications Software. Our integrated circuits can accept any standard rich media content input signals through standard telephone lines and any broadband transmission pipes. Further, our products are designed with a flexible architecture that can work with most television formats and display types. These modules have been successfully ported to multiple platforms based on industry standard microprocessors, operating systems and content application software. Our focus on compatibility gives our OEM customers flexibility in design and allows devices using our solution to work with the end-users' existing television equipment.

  . Upgradeable Platform. Our applications software provides Internet appliance, broadband set-top box and digital television manufacturers with a platform that can be expanded and upgraded over time by the consumer with only a software change, which can be downloaded over a network. We believe this helps to reduce the risk of product obsolescence and enables the integration of new features and technologies as they are developed.

  . Programmable and Customizable Platform. Our semiconductor solutions are programmable and allow manufacturers to add new features and customize the on screen user interface of their products. For example, manufacturers may program their Internet appliance, broadband set-top box or digital television to allow varying modes of transparency, multiple independent media window displays, multiple or combined audio streams, multiple display sizes and multiple horizontal and vertical resolutions and screen refresh rates, which affect the quality of the image and the amount of flicker on the screen.

  . Accelerated Time to Market. We believe our streaming media integrated circuits, software and reference designs enable our OEM customers to accelerate their time to market by reducing their systems engineering development. We have developed a number of platforms running with multiple microprocessors, operating systems and applications software which enable our customers to leverage these predeveloped hardware and software platforms to reduce their system engineering efforts. Our software development kits include modules that enable rapid customization and porting, which allow our customers to speed up their product development time. Our engineers work closely with our customers' engineers to facilitate systems design. This benefit enables our OEM customers to bring products with rich features and differentiated systems to market quickly.

Products

   Our products are based on advanced architecture integrated circuits and system designs that provide real time, cost effective, high quality streaming media and display processing. We currently offer three product families: the CyberPro 2010 family, introduced in calendar year 1997; the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. Our semiconductor solutions include different features, which OEMs can select for inclusion in their products.

   The CyberPro 2010, designed for Internet appliances, has high performance text, graphics and video processing engines. With its direct interface to multiple microprocessors and an installed base of worldwide television formats, CyberPro 2010 provides high functionality at a low cost.

   The CyberPro 5000 is the first product of the CyberPro 5000 family designed for broadband digital set-top boxes and digital televisions. The CyberPro 5000 has enhanced text, graphics and video processing engines and faster memory access interface than our CyberPro 2010 product. It also includes two video ports for two simultaneous video streams, high picture quality of broadband video on television, hardware magnified view of web pages on television, and a flexible transparency algorithm for blending multiple video, text, graphics, pictures and animation on screen.

   The CyberPro 5005 is designed for broadband set-top boxes and digital televisions with Internet and DVD capability. In addition to CyberPro 5000 features, the 5005 provides MacroVision encryption for copy protection.

   The CyberPro 5050 is designed for broadband set-top boxes and digital television which have integrated audio capability. It includes an audio digital signal processor engine with audio synthesis, MIDI, I2S, PCM and stereo audio.

   The CyberPro 5055 combines all of the features of our CyberPro 5000, 5005 and 5050 products. The CyberPro 5055 provides a solution for broadband set-top boxes and digital televisions that process multiple media streams including DVD and full duplex audio.

   The CyberPro 5300 is the first product in the CyberPro 5300 family designed for broadband set-top boxes that require 3D animation, 3D effects or 3D graphics processing capability.

   The CyberPro 5305, 5350 and 5355 are similar to our CyberPro 5005, 5050 and 5055 products, but also provide 3D animation, 3D effects or 3D graphics processing capability.

 Software

   Our software products and services are part of our semiconductor solutions. Our software products and services are divided into three categories: software development kits, applications modules and custom software services. Our product strategy is based on providing OEMs a complete hardware and software solution, which we believe reduces both their system engineering time and their time to market. Our streaming media gateway solutions are configurable and flexible, and our software is key in enabling our customers to take advantage of this flexibility. Finally, our software modules enable us to provide our OEM customers with the capability to offer systems with differentiated features that enhance the television experience.

   Our software development kits are a set of software modules designed to be easily and quickly ported on multiple hardware and software platforms. These kits are modularized in order to cater to different system requirements while minimizing the size of the software code. These modules have been successfully ported to multiple platforms based on industry standard microprocessors, operating systems and content application software.

   Finally, by leveraging the comprehensive experience of our software design team, we provide custom software development for customers using our semiconductors.

Customers

   We target customers in the Internet appliance, broadband set-top box and digital television markets. We began to focus on the Internet appliance market in 1997, and later expanded our focus to include the broadband set-top box and digital television markets. Therefore, the majority of our sales to date have been in the Internet appliance market. However, many of our customers manufacture or distribute products in more than one of our target markets.

   In fiscal 2001, sales to Prediwave Corporation, an OEM, and Kanematsu Semiconductor Corp. and Weikeng Industrial Co., Ltd., two of our distributors, accounted for 12.3%, 11.8% and 10.3% of revenues, respectively.

Sales to Yao Wei, an OEM, and to Weikeng Industrial Co., Ltd., accounted for approximately 12.0% and 16.2% of our revenues, respectively, for fiscal year 2000.

   In fiscal 2001, sales to customers in Taiwan, the United States, Japan and Europe comprised 34%, 33%, 11% and 11% of revenues, respectively. In fiscal 2000, sales to customers in Taiwan, the United States and Korea comprised 41%, 29% and 12% of revenues, respectively.

Sales and Marketing

   We sell and market our integrated circuits through our direct sales force, sales representatives and distributors. For our software products, we also use value added resellers and system integrators that package and use our software products for resale as standard products or custom software development services.

   Our products are marketed primarily through reference platforms and evaluation kits designed internally and with industry leading microprocessor, real time operating systems and other strategic partners directly or indirectly through our partners' channels to OEMs for evaluation and development. These reference platforms and evaluation kits (hardware and software) have proven to be vital to our success in obtaining new design wins. We also promote our products through trade shows, articles, press releases and joint promotions with our strategic partners.

   Our personnel work closely with customers, sales representatives and authorized distributors to define product features, performance, price and market timing of new products. We provide technical support and design assistance directly to OEM customers, regardless of the sales channels used. We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with our customers. These relationships begin at the design in phase and develop, as customer needs change and evolve. We provide support through both on site customer service and remote support from our facilities.

   As of March 31, 2001, we employed a sales and marketing force of 17 people. We believe these personnel have the technical expertise and industry knowledge necessary to support a lengthy and complex sales process. Our sales and marketing organization includes four field applications engineers that assist customers in designing, testing and qualifying system designs that incorporate our integrated circuits and software products. We believe that the depth and quality of this design support are key to improving our customers' time to market and maintaining a high level of customer satisfaction. Our three direct sales offices are located in Santa Clara, California; Taipei, Taiwan and Hefei, People's Republic of China. All of our sales offices also provide hardware and software applications support.

Research and Development

   Our research and development efforts are focused on three areas: device architecture and logic design, physical layer design software development and device testing. As of March 31, 2001, our research and development staff consisted of 228 employees, (53 of which are located in the United States and 175 of which are located in the People's Republic of China), including facility support personnel. Our research and development efforts have been focused on architecture design, streaming media processing modes, high-speed digital and mixed signal design and software.

   We conduct research and development at our design centers in Santa Clara, California and Hefei, People's Republic of China. Our People's Republic of China facility is located in a science park near Hefei University of Technology, and employee costs are lower than in the San Francisco Bay Area.

   Our research and development expenses for fiscal years 2001, 2000 and 1999 were $6.8 million, $3.4 million and $3.4 million, respectively. Research and development expenses consist mainly of personnel and other costs associated with the development of product designs, process technology, software and programming hardware. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

   We have adopted a fabless semiconductor manufacturing model and we outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development, testing and marketing of our products and significantly reduces our capital requirements. We develop our designs to be compatible with two foundries, Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Manufacturing Corporation, or UMC, both of which are located in Hsin Chu, Taiwan. This allows us to shift production from one facility to the other in the event of a capacity constraint at one foundry. We currently use 0.5 micron, 0.35 and 0.3 micron technology for production. Our goal is to use 0.18 micron technology for future products.

   We internally design and optimize digital and analog cells through our physical layer design group. We believe this allows us to reduce the size of the semiconductor and therefore the cost. This also gives us greater control over the quality and reliability of our streaming media gateway integrated circuits.

   Assembly of our devices is performed by Caesar Technology Incorporated and Siliconware Precision Industries Ltd., both of which are located in Hsin Chu, Taiwan, and Advance Semiconductor Engineering, Inc. in Kaohsiung, Taiwan. Final testing is primarily performed by us at our subsidiary in Hefei, People's Republic of China and in Santa Clara, California.

Competition

   The semiconductor industry in general, and the market for integrated circuits for Internet appliances, broadband set-top boxes and digital televisions, in particular, is highly competitive. We believe we compete favorably in each of the key competitive factors in our target markets. These factors are:

  .  functionality;

  .  performance;

  .  time to market;

  .  price;

  .  conformity to industry standards;

  .  product road maps; and

  .  technical support.

   Our current and primary competitors in our target markets are ATI Technologies, Inc., Broadcom Corporation and TeraLogic, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter the market as the Internet appliance, broadband set-top box and digital television markets develop. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor, Equator Technologies, Inc. and TeleCruz Technology, Inc., have announced that they are developing or plan to introduce competing products in the Internet appliance, broadband set-top box or digital television market which could result in significant competition. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.

Intellectual Property

   We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our intellectual property and proprietary rights that we develop and license from others.

   We have filed applications for United States patents containing claims covering various aspects of combining digital streams of video and graphics for presentation on an output display and for changing the size of graphic data for presentation on a television output display. We expect to file patent applications as we deem appropriate to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology.

   We also license from others certain audio, graphics and semiconductor technology that is incorporated in our semiconductors and certain intellectual property rights. These licenses are perpetual and survive the termination of the agreements under which we obtained such licenses. The protections we receive from others against infringement under the terms of these licensing agreements is limited and we cannot assure you that alternative technology exists.

   In December 2000, we entered into an agreement with Oak Technology, Inc., which has proprietary 3D graphics technology that permits incorporation of the 3D graphics function onto our chips. As a result of our agreement, we were granted the right to use this 3D graphics technology for 3D graphics integration in our products and to manufacture, distribute and sublicense products using the 3D graphics technology.

   In March 2000, we entered into a cross license agreement with Innovative Semiconductors, Inc. ("Innovative"), who has developed proprietary semiconductor circuit and logic designs. Pursuant to our agreement, Innovative licensed to us the right to use their proprietary cores to develop and market semiconductors and we licensed to Innovative the right to use and market our cores and test benches with their products.

   In June 1997, we entered into an agreement with T-Square Design, Inc., which has proprietary technology that permits incorporation of the audio function onto graphics controller chips. As a result of our agreement, we were granted the right to use this audio technology for graphics/audio integration in our products and to manufacture, distribute and sublicense products using the audio technology.

   We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. It is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If our products violate third party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

   CyberPro is a registered trademark, and Tvia and FlexiBus are trademarks pending registration of Tvia in the United States. In addition, the Tvia logo is a trademark of Tvia in the United States and other jurisdictions.

Backlog

   Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Employees

   As of March 31, 2001, we had 275 full time employees including 228 engaged in research and development, 17 engaged in sales and marketing, 18 engaged in manufacturing and 12 engaged in general management and administration activities. Of these employees, 93 work in our Santa Clara facility, 7 work in our Taiwan office and 175 work at our facility in the People's Republic of China. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 2. Properties

   Our headquarters, which also serves as our principal administrative, selling, marketing, customer support, applications engineering and product development facility, is located in Santa Clara, California, and consists of two buildings of approximately 19,800 square feet under leases that expire in July 2003. We also lease a sales, marketing and customer support office in Taipei, Taiwan of approximately 1,500 square feet under a lease that expires in February 2002 and a building located in Hefei, People's Republic of China of approximately of 15,000 square feet under a lease that expires in June 2005 for our research and development operations in China.

   We believe our existing facilities are adequate to meet our needs for the near future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

Item 3. Legal Proceedings

   From time to time the Company may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this prospectus, there are no material legal proceedings pending against the Company or, to the best of its knowledge, threatened against it.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock, par value $0.001 ("Common Stock"), is traded on the Nasdaq National Market ("Nasdaq") under the symbol "TVIA." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq, since August 8, 2000, the date of the Company's initial public offering, as reported in its consolidated transaction reporting system.

                                                                     High   Low
                                                                    ------ -----
     2000 Quarter Ended:
       September 30................................................ $20.00 $8.50
       December 31.................................................  18.25  3.38

     2001 Quarter Ended:
       March 31....................................................   4.25  1.50

   As of May 31, 2001, the Common Stock was held by 322 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Item 6. Selected Consolidated Financial Data

   The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

                     SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for each of the three years in the period ended March 31, 2001, and with respect to our consolidated balance sheets at March 31, 2001 and 2000 are derived from our Consolidated Financial Statements and related Notes that have been audited by Arthur Andersen LLP, independent public accountants, which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended
March 31, 1998 and 1997 and our consolidated balance sheet data at March 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in this Form 10-K.

                                             Year Ended March 31,
                                    -------------------------------------------
                                     2001     2000     1999     1998     1997
                                    -------  -------  -------  -------  -------
                                     (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues:
  Product sales...................  $12,743  $ 6,528  $ 1,432  $ 2,597  $ 1,028
  Development contracts and
   other..........................      701      529       90      861    1,324
                                    -------  -------  -------  -------  -------
   Total revenues.................   13,444    7,057    1,522    3,458    2,352
                                    -------  -------  -------  -------  -------
Cost of revenues:
  Product sales...................    7,650    3,622    1,257    2,458    1,879
  Development contracts and
   other..........................       68      185       51      526      757
                                    -------  -------  -------  -------  -------
   Total cost of revenues.........    7,718    3,807    1,308    2,984    2,636
                                    -------  -------  -------  -------  -------
Gross profit (loss)...............    5,726    3,250      214      474     (284)
                                    -------  -------  -------  -------  -------
Operating expenses:
  Research and development........    6,774    3,390    3,357    3,199    1,876
  Sales, general and
   administrative.................    5,695    3,370    2,062    2,203    1,202
  Amortization of deferred stock
   compensation...................    2,701    1,499        2      --       --
                                    -------  -------  -------  -------  -------
   Total operating expenses.......   15,170    8,259    5,421    5,402    3,078
                                    -------  -------  -------  -------  -------
  Operating loss..................   (9,444)  (5,009)  (5,207)  (4,928)  (3,362)
Other expense (income), net:
  Interest income.................   (2,105)     (49)      (7)     (29)     --
  Interest expense................      132      328      173       75       55
  Amortization of debt guarantee
   debt and other.................      327      753      298       28      --
                                    -------  -------  -------  -------  -------
  Other expense (income), net.....   (1,646)   1,032      464       74       55
                                    -------  -------  -------  -------  -------
Net loss before extraordinary
 item.............................   (7,798)  (6,041)  (5,671)  (5,002)  (3,417)
Extraordinary item, net of income
 taxes............................      672      --       --       --       --
                                    -------  -------  -------  -------  -------
Net loss..........................  $(8,470) $(6,041) $(5,671) $(5,002) $(3,417)
                                    =======  =======  =======  =======  =======
Dividend related to convertible
 preferred stock..................  $  (671) $(2,161) $   --   $   --   $   --
                                    -------  -------  -------  -------  -------
Net loss attributable to common
 stockholders.....................  $(9,141) $(8,202) $(5,671) $(5,002) $(3,417)
                                    =======  =======  =======  =======  =======
Basic and diluted net loss
 attributable to common
 stockholders before extraordinary
 item.............................  $ (0.56) $ (2.63) $ (2.56) $ (2.32) $ (1.66)
Extraordinary item, net of income
 taxes............................  $ (0.05) $   --   $   --   $   --   $   --
                                    -------  -------  -------  -------  -------
Basic and diluted net loss
 attributable to common
 stockholders.....................  $ (0.61) $ (2.63) $ (2.56) $ (2.32) $ (1.66)
                                    =======  =======  =======  =======  =======
Shares used in computing basic and
 diluted net loss per share to
 common stockholders before and
 after extraordinary item.........   15,052    3,118    2,219    2,156    2,058

                                            Year Ended March 31,
                                  --------------------------------------------
                                   2001     2000      1999     1998     1997
                                  ------- --------  --------  -------  -------
                                    (in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents,
 restricted cash and short-term
 investments....................  $46,682 $  6,864  $    --   $     8  $   514
Working capital (deficit).......   50,305    5,915    (3,476)  (2,439)    (547)
Total assets....................   57,435   11,368       730    1,795    2,344
Long term debt..................      --     2,959       --       --       --
Redeemable convertible preferred
 stock..........................      --    16,594     9,704    5,212    2,325
Stockholders' equity (deficit)..   53,422  (14,266)  (12,978)  (7,326)  (2,326)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

   When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to Company's expected revenues, operating expenses, gross profit and loss; expansion of its research and development functions and expenditures in both the United States and People's Republic of China, the effect of certain accounting principles, the effect of changes in foreign currency exchange rates, growth in operations, the ability to commercialize new technologies, the performance and utility of products and services and anticipated use of funds, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; general economic conditions and specific conditions in the markets we address; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter , and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

   Tvia currently has three product families: the CyberPro 2010 family, introduced in calendar year 1997; the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues.

   From our inception through 1996, we were primarily engaged in product development and the establishment of strategic customer and foundry relationships. During this period, we generated the majority of our total revenues from development contracts and the shipment of integrated circuits for the personal computer market. These development contracts required us to design semiconductor devices for other companies. In 1996 we began to transition our focus away from the personal computer market to the Internet appliance, broadband set-top box and digital television markets. As a result of this transition, product revenues from the personal computer market, along with total revenues, declined. Sales of products for the personal computer market accounted for none, 2% and 20% of total revenues in fiscal years 2001, 2000 and 1999, respectively. As of March 31, 2001, we were focused on the Internet appliance, broadband set-top box and digital television markets. Sales to customers in these targeted markets accounted for 100%, 83% and 50% of total revenues in fiscal years 2001, 2000 and 1999, respectively.

   We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until after they have sold our products to OEMs. As a result, we provide allowances for warranty costs upon shipment to OEMs and upon sell through by distributors. We also generate revenues from development contracts and licensing software. Since 1997, revenues from development contracts and software licensing have decreased as a percentage of total revenues and we believe that those revenues will continue to constitute a low percentage of total revenues in the future.

   Approximately 67%, 71% and 81% of our total revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top five customers, including distributors, accounted for 51%, 45% and 56% of product sales in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Sales to two distributors, Weikeng Industrial Co. Ltd. and Kanematsu Semiconductor Corp., and sales to an OEM, Prediwave Corporation, accounted for 12%, 10% and 12% of our total revenues for fiscal year 2001.

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

   We have sustained losses on a quarterly and annual basis since inception. As of March 31, 2001, we had an accumulated deficit of $36.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant growth in our operating expenses, particularly in research and development, as we design and market new technologies.

   We anticipate lower revenues for at least the next quarter as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, delay in customer product introductions in order to incorporate additional third-party features, and general economic uncertainty. Due to anticipated lower revenues and continued increased spending on research and development, we anticipate that we will continue to incur net losses at the level incurred in the quarter ended March 31, 2001 or higher for at least the next four quarters.

   In connection with the grant of stock options to employees, we have recorded stock based compensation related to stock options granted below deemed fair market value through March 31, 2001 of approximately $6.4 million. Of this amount, we amortized approximately $4.2 million through March 31, 2001. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining $2.2 million will be amortized over the remaining vesting period of the options, generally four years or less. As a result, the amortization of stock based compensation will impact our reported results of operations through fiscal year 2004.

   In connection with the extension of a credit facility and the guarantee of other credit facilities by related parties, we have issued warrants and options for which fair value was calculated at $1.7 million, using the Black-Scholes model, and was recorded as a deferred debt issuance cost. Of this amount, we amortized approximately $1.0 million as interest expense during fiscal 2001 and 2000. Following the repayment of all amounts outstanding under the credit facilities, the remaining $0.7 million was recorded as an extraordinary item in the second quarter of fiscal 2001 as an early extinguishment of debt.

   We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taipei, Taiwan which is primarily engaged in sales efforts.

Results of Operations

   The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

                                                     Year Ended March 31,
                                                    --------------------------
                                                     2001     2000      1999
                                                    ------   -------   -------
Consolidated Statement of Operations Data:
Revenues:
  Product sales....................................   94.7 %    92.5 %    94.1 %
  Development contracts and other..................    5.3       7.5       5.9
                                                    ------   -------   -------
    Total revenues.................................  100.0     100.0     100.0
                                                    ------   -------   -------
Cost of revenues:
  Product sales....................................   56.9      51.3      82.5
  Development contracts and other..................    0.5       2.6       3.4
                                                    ------   -------   -------
    Total cost of revenues.........................   57.4      53.9      85.9
                                                    ------   -------   -------
Gross profit.......................................   42.6      46.1      14.1
                                                    ------   -------   -------
Operating expenses:
  Research and development.........................   50.4      48.0     220.6
  Sales, general and administrative................   42.4      47.8     135.5
  Amortization of deferred stock compensation......   20.1      21.2       0.1
                                                    ------   -------   -------
    Total operating expenses.......................  112.9     117.0     356.2
                                                    ------   -------   -------
Operating loss.....................................  (70.3)    (70.9)   (342.1)
                                                    ------   -------   -------
Other expense (income), net:
  Interest income..................................  (15.7)     (0.7)     (0.5)
  Interest expense.................................    1.0       4.6      11.4
  Amortization of debt guarantee and other.........    2.5      10.7      19.6
                                                    ------   -------   -------
  Other expense (income), net......................  (12.2)     14.6      30.5
                                                    ------   -------   -------
Net loss before extraordinary item.................  (58.1)    (85.5)   (372.6)
Extraordinary item, net of income taxes............    5.0       --        --
                                                    ------   -------   -------
Net loss...........................................  (63.1)    (85.5)   (372.6)
                                                    ------   -------   -------
Dividend related to convertible preferred stock....   (5.0)    (30.6)      --
                                                    ------   -------   -------
Net loss attributable to common stockholders.......  (68.1)%  (116.1)%  (372.6)%
                                                    ======   =======   =======

Results of Operations for the Fiscal Years Ended March 31, 2001, 2000 and 1999

   Revenues. Revenues were $13.4 million, $7.1 million and $1.5 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Revenues increased by $6.3 million from fiscal year 2000 to fiscal year 2001, an increase of 91%. This increase in revenues was primarily due to increased sales of our CyberPro 5000 series of semiconductors for the Internet appliance, broadband set-top box and digital television markets. Revenues increased by $5.6 million from fiscal 1999 to fiscal 2000 as a result of the Company's revenue growth in the Internet appliance, broadband set-top box and digital television markets in fiscal 2000, as compared to revenues generated from the personal computer markets in fiscal 1999. Much of this increase reflected revenues from design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

   Export revenues, consisting primarily of product sales and development contracts to OEMs and distributors in Asia, represented 67%, 71% and 81% of total revenues in fiscal years 2001, 2000 and 1999, respectively. All export revenues are denominated in United States dollars. We believe export sales will continue to represent a majority of our revenues in the foreseeable future.

   Gross margin. Gross margin was 42.6%, 46.1% and 14.1% for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Gross margin decreased from 46.1% in fiscal 2000 to 42.6% in fiscal 2001 primarily as a result of a $500,000 increase in the inventory reserve provision in the fourth quarter of fiscal 2001 related to quantities of an older product line. The improvement in gross margin in fiscal 2000 compared to fiscal 1999 was attributable primarily to shipments of our CyberPro 2010 and CyberPro 5000 series of products, which generated higher margins than our personal computer products, improved production yields achieved by our third-party foundries, cost reduction efforts by moving to smaller die sizes and higher revenues over relatively fixed production costs.

   Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses were $6.8 million, $3.4 million and $3.4 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. As a percentage of revenues, research and development expenses represented 50.4%, 48.0% and 220.6% for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. The increase in research and development expenses in absolute dollars and as a percentage of revenues from fiscal year 2000 to fiscal year 2001 is primarily attributable to the hiring of 32 additional engineers in Santa Clara, California and the establishment of a research and development operation in the People's Republic of China. Our research and development activities in the People's Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 175 engineers and supporting staff in the People's Republic of China at March 31, 2001 and we intend to significantly expand our headcount at this design center in fiscal 2002. In the foreseeable future, we expect absolute research and development expenses to increase as we continue to expand our research and development efforts into new products.

   Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $5.7 million, $3.4 million and $2.1 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. As a percentage of revenues, sales, general and administrative expenses were 42.4%, 47.8% and 135.5% for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. The decrease in sales, general and administrative expenses as a percentage of revenues from fiscal year 2000 to fiscal year 2001 was primarily attributable to the increase in revenues. The increase in sales, general and administrative expenses in absolute dollars from year to year was primarily due to increased headcount, including hiring executive officers, expansion of our domestic and international sales force, the building of our general and administrative infrastructure and the Company's participation at trade shows.

   Deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $2.7 million, $1.5 million and $2,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

   Other expense (income), net. Other expense (income), net consists primarily of interest income, interest expense and amortization of guarantee debt costs. Other income, net was $1.6 million for the fiscal year 2001 compared to other expense, net of $1.0 million and $464,000 for the fiscal years ended March 31, 2000 and 1999, respectively. Other income, net, generated in the fiscal year ended March 31, 2001 was primarily a result of interest income earned from our investments which increased significantly in fiscal 2001 as a result of investments made using the proceeds from our initial public offering, and to a lesser extent, the repayment of our outstanding debt, partially offset by amortization of guarantee debt. Other expense, net, in the fiscal years ended December 31, 2000 and 1999 consisted mostly of the amortization of deferred interest related to warrants and options issued to guarantors of our debt, and interest expense on this debt. The increase in interest expense, net, in fiscal year 2000 from fiscal year 1999 was due primarily to the interest on a $2.2 million bank line of credit and costs of the related guarantee.

   Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses for each of the fiscal years ended March 31, 2001, 2000 and 1999, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, we had federal and state net cumulative operating losses of approximately $25.0 million and $4.0 million, respectively, which are available to offset future taxable income. If not used, these net operating losses will expire through 2021 and 2006, respectively.

   Extraordinary item. In August 2000, we used a portion of the proceeds of our initial public offering to repay approximately $4.0 million of debt that was outstanding at that time. As a result of this early extinguishment of debt, the unamortized portion of the debt guarantee costs was recorded as extraordinary item, net of income taxes, in the amount of $0.7 million for the year ended March 31, 2001.

   Preferred stock dividend. During the fiscal years ended March 31, 2001 and 2000, we recorded a preferred stock dividend of $0.7 million and $2.2 million, respectively, representing the value of the beneficial conversion feature on the issuance of convertible preferred stock. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $3.75 per share and the estimated fair value of the common stock at that date.

Liquidity and Capital Resources

   During the fiscal years ended March 31, 2001, 2000 and 1999, we used $9.6 million, $3.1 million and $4.2 million, respectively, for operating activities, primarily due to operating losses and increased working capital requirements.

   Purchases of property and equipment were $2.2 million, $0.2 million and $0.4 million for the fiscal years ended March 31, 2001, 2000 and 1999. As of March 31, 2001, we did not have any significant capital expenditure commitments.

   Net cash flows from financing activities was $54.7 million, $7.1 million and $4.6 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Net cash flows from financing activities in fiscal 2001 resulted primarily from the proceeds from the issuance of common stock in our initial public offering completed in August 2000, the sale of 409,992 shares of Series I convertible preferred stock, and the sale of common stock to Wind River, partially offset by the repayment of outstanding debt and the repurchase of our common stock. Net cash provided by the sale of preferred and common stock was $7.9 million in the fiscal year ended March 31, 2000. Proceeds from bank lines of credit were $3.3 million and $3.0 million for the fiscal years ended March 31, 2000 and 1999, respectively. Net cash provided by the sale of preferred and common stock was $4.3 million in the fiscal year ended March 31, 1999. As of March 31, 2001, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $46.7 million. Working capital at March 31, 2001 was $50.3 million.

   Based on our current expectations, we believe that our cash and cash equivalents and short-term investment balances will be sufficient to meet our working capital and capital requirements through the next twelve months. As a result of anticipated net losses and purchases of capitalized assets, we anticipate that we will utilize a significant amount of our available cash and cash equivalents and short-term investments by March 31, 2002. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Inflation

   The impact of inflation on our business has not been material for the fiscal years ended March 31, 2001, 2000 and 1999.

Recently Issued Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

                        FACTORS THAT MAY AFFECT RESULTS

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

   We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of increases in expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the Internet appliance, broadband set-top box and digital television markets in 1996. We have incurred net losses attributable to common stockholders of approximately $36.0 million from our inception in March 1993 through March 31, 2001. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

   We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 2001, 2000 and 1999, research and development expenses represented 50.4%, 48.0% and 220.6% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development, our operating infrastructure and our sales and marketing. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our products or sustain our business.

   Our semiconductor solutions are incorporated into products that allow interactive television. The concept of interactive television and the market for products that facilitate it are new and developing. As a result, our profit potential is unproven and may never materialize. Broad acceptance of Internet appliances, broadband set-top boxes and digital televisions will depend on the extent to which consumers use devices other than personal computers to access the Internet. To date, the market for these products has not developed as quickly as our customers or we had previously anticipated. Consequently, certain of our customers have significant inventory of our semiconductors or products that incorporate our semiconductors, thereby limiting the opportunity to sell additional semiconductors to these customers until their present inventories are depleted. Our success will also depend on the ability of original equipment manufacturers, or OEMs, and service providers that work with our OEMs to create demand for and market the products incorporating our semiconductors. Unless a sufficiently large market for Internet appliances, broadband set-top boxes, digital televisions and other products that are used for interactive television develops, demand for products incorporating our semiconductor solutions may not be sufficient to sustain our business.

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

   Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the emerging markets for Internet appliances, broadband set-top boxes and digital televisions. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts or investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

  .  the general condition of the semiconductor industry market;

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

   The market for Internet appliances, broadband set-top boxes and digital televisions in particular, and the semiconductor industry in general, are highly competitive. We compete with a number of domestic and international suppliers of semiconductors in our targeted markets. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our targeted markets. We believe that we must compete on the basis of a variety of factors, including:

  .  functionality;

  .  performance;

  .  time to market;

  .  price;

  .  conformity to industry standards;

  .  product road maps; and

  .  technical support.

   We currently compete with ATI Technologies, Inc., Broadcom Corporation, and TeraLogic, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the Internet appliance, broadband set-top box and digital television markets become more established. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation, Equator Technologies, Inc. and TeleCruz Technology, Inc., have announced that they are developing or plan to introduce competing products in the Internet appliance, broadband set-top box and digital television markets which could result in significant competition.

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

We do not have long-term supply agreements with these foundries to manufacture our semiconductor products. Both of these foundries are located in Taiwan and each has limited manufacturing capacity.

   The foundries require us to provide forecasts of our anticipated manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short-term. Excess inventory may result in write-offs, price erosion and decreased demand. Our failure to adequately forecast demand for our products would materially harm our business. The foundries may allocate capacity to the production of other companies' products while reducing delivery to us on short notice.

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

   Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Most sales to these customers are through distributors. Sales to two of our distributors, Weikeng Industrial Co., Ltd. and Kanematsu Semiconductor Corp., accounted for approximately 11.8% and 10.3% of our total revenues for fiscal year 2001, respectively. For the quarter and the fiscal year ended March 31, 2001 sales to Prediwave Corporation, an OEM, accounted for approximately 71.1% and 12.3% of our total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more of our key customers or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business.

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

Our software is complex and may have bugs or defects, which could be costly to correct.

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

   Sales of our products to our OEM customers and to distributors located outside the United States accounted for 67%, 71% and 81% of our total revenues in fiscal years 2001, 2000 and 1999, respectively. Sales of our products in Asia accounted for 55%, 70% and 65% of our total revenues in fiscal years 2001, 2000 and 1999. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

   California is in the midst of an energy crisis that could disrupt our manufacturing operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or
PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and rolling blackouts. Increased energy prices will increase our expenses which will increase our cost of revenues and decrease our gross profits. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our operations could delay our ability to develop new products, or to do the final testing on our products. Also, such disruptions could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Discussion of Market Interest Rate Risk

   Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and we presently invest entirely in short-term investment grade government and corporate securities. These securities are highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

   We are an international company, selling our products globally and, in particular, in Japan, Korea, the People's Republic of China and Taiwan. Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People's Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                           ----
Consolidated Financial Statements of Tvia, Inc.
  Report of Independent Public Accountants................................  28
  Consolidated Balance Sheets.............................................  29
  Consolidated Statements of Operations...................................  30
  Consolidated Statements of Redeemable Convertible Preferred Stock and
   Stockholders' Equity (Deficit).........................................  31
  Consolidated Statements of Cash Flows...................................  33
  Notes to Consolidated Financial Statements..............................  34

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tvia, Inc.:

   We have audited the accompanying consolidated balance sheets of Tvia, Inc. and subsidiary (a Delaware corporation) as of March 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tvia, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with generally accepted accounting principles in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.

                                          /s/ Arthur Andersen LLP

San Jose, California
April 30, 2001

                           TVIA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------
Current Assets:
  Cash and cash equivalents................................ $ 21,267  $  3,789
  Restricted cash..........................................      --      3,075
  Short-term investments...................................   25,415       --
  Accounts receivable, net of allowance for doubtful
   accounts of $439 and $55, respectively..................    1,941     1,010
  Inventories..............................................    4,343     1,327
  Other current assets and prepaid expenses................    1,352       965
  Deferred debt costs......................................      --        981
                                                            --------  --------
    Total current assets...................................   54,318    11,147
Property and Equipment, net................................    1,974       221
Other Assets...............................................    1,143       --
                                                            --------  --------
    Total assets........................................... $ 57,435  $ 11,368
                                                            ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

Current Liabilities:
  Loan payable guaranteed by related party................. $    --   $  1,070
  Accounts payable.........................................    1,132     1,762
  Accrued liabilities and other............................    2,881     2,400
                                                            --------  --------
    Total current liabilities..............................    4,013     5,232
                                                            --------  --------

Commitments and contingencies (Note 5)


Long-Term Liabilities:
  Loan payable guaranteed by related party.................      --      2,959
  Redeemable convertible preferred stock...................      --     16,594
  Warrants to purchase redeemable convertible preferred
   stock...................................................      --        849
                                                            --------  --------
    Total long-term liabilities............................      --     20,402
                                                            --------  --------
Stockholders' Equity (Deficit):
  Convertible preferred stock, no par value: 17,916,403
   shares authorized; none and 5,305,454 shares
   outstanding, respectively...............................      --          5
  Common stock, $0.001 par value: 150,000,000 shares
   authorized; 21,829,688 and 5,233,806 shares outstanding,
   respectively............................................       22         5
  Additional paid-in capital...............................   90,976    17,078
  Warrants to purchase common stock........................    1,099       --
  Deferred stock compensation..............................   (2,167)   (4,499)
  Accumulated comprehensive income.........................      148       --
  Accumulated deficit......................................  (35,996)  (26,855)
  Treasury stock...........................................     (660)      --
                                                            --------  --------
    Total stockholders' equity (deficit)...................   53,422   (14,266)
                                                            --------  --------
    Total liabilities and stockholders' equity (deficit)... $ 57,435  $ 11,368
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TVIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      Year Ended March 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Revenues:
  Product sales..................................... $12,743  $ 6,528  $ 1,432
  Development contracts and other...................     701      529       90
                                                     -------  -------  -------
    Total revenues..................................  13,444    7,057    1,522
                                                     -------  -------  -------
Cost of revenues:
  Product sales (excluding amortization of deferred
   compensation of $36, $20 and $1, respectively)...   7,650    3,622    1,257
  Development contracts and other...................      68      185       51
                                                     -------  -------  -------
    Total cost of revenues..........................   7,718    3,807    1,308
                                                     -------  -------  -------
Gross profit........................................   5,726    3,250      214
                                                     -------  -------  -------
Operating expenses:
  Research and development (excluding amortization
   of deferred compensation of $996, $261 and $1,
   respectively)....................................   6,774    3,390    3,357
  Sales, general and administrative (excluding
   amortization of deferred compensation of $1,669,
   $1,218 and $0, respectively).....................   5,695    3,370    2,062
  Amortization of deferred stock compensation.......   2,701    1,499        2
                                                     -------  -------  -------
    Total operating expenses........................  15,170    8,259    5,421
                                                     -------  -------  -------
Operating loss......................................  (9,444)  (5,009)  (5,207)
                                                     -------  -------  -------
Other expense (income), net:
  Interest income...................................  (2,105)     (49)      (7)
  Interest expense..................................     132      328      173
  Amortization of debt guarantee costs and other....     327      753      298
                                                     -------  -------  -------
  Other expense (income), net.......................  (1,646)   1,032      464
                                                     -------  -------  -------
Net loss before extraordinary item..................  (7,798)  (6,041)  (5,671)
Extraordinary item, net of income taxes.............     672      --       --
                                                     -------  -------  -------
Net loss............................................ $(8,470) $(6,041) $(5,671)
                                                     =======  =======  =======

Dividend related to convertible preferred stock..... $  (671) $(2,161) $   --
                                                     -------  -------  -------
Net loss attributable to common stockholders........ $(9,141) $(8,202) $(5,671)
                                                     =======  =======  =======

Basic and diluted net loss attributable to common
 stockholders:
  Net loss attributable to common stockholders
   before extraordinary item........................ $ (0.56) $ (2.63) $ (2.56)
  Extraordinary item, net of income taxes...........   (0.05)     --       --
                                                     -------  -------  -------
  Net loss attributable to common stockholders...... $ (0.61) $ (2.63) $ (2.56)
                                                     =======  =======  =======
Shares used in computing basic and diluted net loss
 attributable to common stockholders before and
 after extraordinary item...........................  15,052    3,118    2,219
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TVIA, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                    Redeemable Convertible      Convertible                                                    Accu-
                        Preferred Stock       Preferred Stock    Common Stock   Additional          Deferred  mulated
                  --------------------------- ---------------- ----------------  Paid-in             Stock    Compre-  Accu-
                                                                          Par    Capital            Compen-   hensive mulated
                    Shares   Amount  Warrants  Shares   Amount  Shares   amount   Amount   Warrants  sation   Income  Deficit
                  ---------- ------- -------- --------- ------ --------- ------ ---------- -------- --------  ------- --------
Balance, March
31, 1998........  12,319,107 $ 5,212   $111   5,305,454 $5,525 2,087,746  $ --    $  131     $ --   $   --     $ --   $(12,982)
Issuance of
Series G
Redeemable
Convertible
Preferred Stock
at $3.00 per
share, net of
issuance costs
of $8...........   1,499,998   4,492    --          --     --        --     --       --       --        --       --        --
Exercise of
options.........         --      --     --          --     --     34,757    --         4      --        --       --        --
Issuance of
common stock for
services
rendered........         --      --     --          --     --    111,055    --        13      --        --       --        --
Deferred stock
compensation....         --      --     --          --     --        --     --        32      --        (32)     --        --
Amortization of
deferred
compensation....         --      --     --          --     --        --     --       --       --          2      --        --
Net loss........         --      --     --          --     --        --     --       --       --        --       --     (5,671)
                  ---------- -------   ----   --------- ------ ---------  ----    ------     ----   -------    -----  --------
Balance, March
31, 1999........   3,819,105   9,704    111   5,305,454  5,525 2,233,558    --       180      --        (30)     --    (18,653)
Issuance of
preferred
warrants and
options to
guarantor of
line of credit..         --      --     738         --     --        --     --     1,001      --        --       --        --
Issuance of
Series G
Redeemable
Convertible
Preferred
Stock...........      83,333     250    --          --     --        --     --       --       --        --       --        --
Issuance of
Series H
Redeemable
Convertible
Preferred Stock,
net of issuance
cost of $39.....   1,204,947   4,479    --          --     --        --     --       --       --        --       --        --
Issuance of
Series I
Redeemable
Convertible
Preferred Stock,
net of issuance
cost of $8......         --      --     --      496,658  3,717       --     --       --       --        --       --        --
Deferred stock
compensation....                                                                   5,968      --     (5,968)     --        --
Fair value of
options issued
for services
rendered........         --      --     --          --     --        --     --        89      --        --       --        --
Issuance of
common stock for
services
rendered........         --      --     --          --     --     40,035    --       200      --        --       --        --
Exercise of
options.........         --      --     --          --     --  2,960,213    --       408      --        --       --        --
Amortization of
deferred
compensation....         --      --     --          --     --        --     --       --       --      1,499      --        --
Dividend related
to redeemable
convertible
preferred
stock...........         --    2,161    --          --     --        --     --       --       --        --       --     (2,161)
Net loss........         --      --     --          --     --        --     --       --       --        --       --     (6,041)
                  ---------- -------   ----   --------- ------ ---------  ----    ------     ----   -------    -----  --------
Balance, March
31, 2000........   5,107,385  16,594    849   5,802,112  9,242 5,233,806    --     7,846      --     (4,499)     --    (26,855)
                            Stock-
                           holders'
                  Treasury  Equity
                   Stock   (Deficit)
                  -------- ----------
Balance, March
31, 1998........   $ --    $ (7,326)
Issuance of
Series G
Redeemable
Convertible
Preferred Stock
at $3.00 per
share, net of
issuance costs
of $8...........     --         --
Exercise of
options.........     --           4
Issuance of
common stock for
services
rendered........     --          13
Deferred stock
compensation....     --         --
Amortization of
deferred
compensation....     --           2
Net loss........     --      (5,671)
                  -------- ----------
Balance, March
31, 1999........     --     (12,978)
Issuance of
preferred
warrants and
options to
guarantor of
line of credit..     --       1,001
Issuance of
Series G
Redeemable
Convertible
Preferred
Stock...........     --         --
Issuance of
Series H
Redeemable
Convertible
Preferred Stock,
net of issuance
cost of $39.....     --         --
Issuance of
Series I
Redeemable
Convertible
Preferred Stock,
net of issuance
cost of $8......     --       3,717
Deferred stock
compensation....     --         --
Fair value of
options issued
for services
rendered........     --          89
Issuance of
common stock for
services
rendered........     --         200
Exercise of
options.........     --         408
Amortization of
deferred
compensation....     --       1,499
Dividend related
to redeemable
convertible
preferred
stock...........     --      (2,161)
Net loss........     --      (6,041)
                  -------- ----------
Balance, March
31, 2000........     --     (14,266)

                           TVIA, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
                       (In thousands, except share data)

                     Redeemable Convertible         Convertible                                                         Accu-
                        Preferred Stock           Preferred Stock       Common Stock     Additional          Deferred  mulated
                  ------------------------------ -------------------  ------------------  Paid-in             Stock    Compre-
                                                                                   Par    Capital            Compen-   hensive
                    Shares     Amount   Warrants   Shares    Amount     Shares    amount   Amount   Warrants  sation   Income
                  ----------  --------  -------- ----------  -------  ----------  ------ ---------- -------- --------  -------
Conversion of
common stock
from no par to
$0.001 par
value...........         --        --      --           --       --          --      5         (5)      --       --      --
Dividend related
to redeemable
convertible
preferred
stock...........         --        671     --           --       --          --     --        --        --       --      --
Shares issued in
initial public
offering, net of
costs...........         --        --      --           --       --    5,675,050     6     55,230       --       --      --
Conversion of
preferred stock
to common
stock...........  (5,107,385)  (17,265)          (5,802,112)  (9,242) 10,909,497    11     26,496       --       --      --
Conversion of
preferred stock
warrants to
common stock
warrants........         --        --     (849)         --       --          --     --        --        849      --      --
Fair value of
preferred stock
warrants issued
to WindRiver....         --        --      --           --       --          --     --        --        250      --      --
Deferred stock
compensation....         --        --      --           --       --          --     --        367       --      (369)    --
Issuance of
common stock for
bonus...........         --        --      --           --       --          --     --         28       --       --      --
Amortization of
deferred
compensation....         --        --      --           --       --          --     --        --        --     2,701     --
Sale of common
stock to
WindRiver.......         --        --      --           --       --       90,909    --      1,000       --       --      --
Repurchase of
common stock....         --        --      --           --       --      (22,369)   --         (2)      --       --      --
Common stock
issued under
employee stock
purchase plan...         --        --      --           --       --        1,685    --         16       --       --      --
Exercise of
options.........         --        --      --           --       --        1,110    --        --        --       --      --
Purchase of
treasury stock..         --        --      --           --       --      (60,000)   --        --        --       --      --
Accumulated
comprehensive
income..........         --        --      --           --       --          --     --        --        --       --      148
Net loss........         --        --      --           --       --          --     --        --        --       --      --
                  ----------  --------   -----   ----------  -------  ----------   ---    -------    ------  -------    ----
Balance, March
31, 2001........         --   $    --    $ --           --   $   --   21,829,688   $22    $90,976    $1,099  $(2,167)   $148
                  ==========  ========   =====   ==========  =======  ==========   ===    =======    ======  =======    ====
                                      Stock-
                   Accu-             holders'
                  mulated   Treasury  Equity
                  Deficit    Stock   (Deficit)
                  --------- -------- ---------
Conversion of
common stock
from no par to
$0.001 par
value...........       --      --         --
Dividend related
to redeemable
convertible
preferred
stock...........      (671)    --        (671)
Shares issued in
initial public
offering, net of
costs...........       --      --      55,236
Conversion of
preferred stock
to common
stock...........       --      --      17,265
Conversion of
preferred stock
warrants to
common stock
warrants........       --      --         849
Fair value of
preferred stock
warrants issued
to WindRiver....       --      --         250
Deferred stock
compensation....       --      --          (2)
Issuance of
common stock for
bonus...........       --      --          28
Amortization of
deferred
compensation....       --      --       2,701
Sale of common
stock to
WindRiver.......       --      --       1,000
Repurchase of
common stock....       --      --          (2)
Common stock
issued under
employee stock
purchase plan...       --      --          16
Exercise of
options.........       --      --         --
Purchase of
treasury stock..       --     (660)      (660)
Accumulated
comprehensive
income..........       --      --         148
Net loss........    (8,470)    --      (8,470)
                  --------- -------- ---------
Balance, March
31, 2001........  $(35,996)  $(660)   $53,422
                  ========= ======== =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TVIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
Cash Flows from Operating Activities:
  Net loss......................................... $ (8,470) $(6,041) $(5,671)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................      437      318      503
    Common stock and options issued for bonus
     and/or services rendered......................       28      289       13
    Amortization of deferred stock compensation....    2,701    1,499        2
    Non-cash amortization of guarantee costs and
     other.........................................    1,126      753       83
    Changes in assets and liabilities:
      Accounts receivable..........................     (931)    (947)      80
      Inventories..................................   (3,016)  (1,011)     721
      Prepaid expenses and other current assets....   (1,279)    (106)      50
      Accounts payable.............................     (630)   1,196     (545)
      Accrued liabilities and other................      481      952      521
                                                    --------  -------  -------
        Net cash used in operating activities......   (9,553)  (3,098)  (4,243)
                                                    --------  -------  -------
Cash Flows from Investing Activities:
  Purchase of available-for-sale investments.......  (25,415)     --       --
  Purchase of property and equipment...............   (2,190)    (225)    (380)
                                                    --------  -------  -------
        Net cash used in investing activities......  (27,605)    (225)    (380)
                                                    --------  -------  -------
Cash Flows from Financing Activities:
  Proceeds from loans payable......................      159    3,306    2,973
  Payments on loans payable........................   (4,188)    (991)  (2,674)
  Proceeds from issuance of common stock...........    1,014      312        4
  Proceeds from convertible and redeemable
   convertible preferred stock, net................      --     7,560    4,312
  Purchase of treasury stock.......................     (660)     --       --
  Proceeds from initial public offering, net.......   55,236      --       --
  Restricted funds from stock subscription for
   convertible preferred stock.....................    3,075   (3,075)     --
                                                    --------  -------  -------
        Net cash provided by financing activities..   54,636    7,112    4,615
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   17,478    3,789       (8)
Cash and cash equivalents at beginning of period...    3,789      --         8
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $ 21,267  $ 3,789  $   --
                                                    ========  =======  =======
Supplemental Cash Flow Information:
  Interest paid.................................... $    132  $   126  $   148
  Conversion of accrued salary to redeemable
   convertible preferred stock (Note 8)............      --       244      180
  Fair value of warrant and options issued to
   guarantors of lines of credit...................      --       738      --
  Conversion of accrued salary upon exercise of
   options (Note 8)................................      --        96      --
  Conversion of debt to subscription for Series I
   shares..........................................      --       500      --
  Purchase of technology license through conversion
   of Series I shares..............................      --       150      --
  Costs incurred related to initial public
   offering........................................      --       671      --
  Fair value of warrants issued to WindRiver.......      250      --       --
  Issuance of common stock for bonus...............       28      --       --

  The accompanying notes are an integral part of these consolidated financial statements.

                           TVIA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

   Tvia, Inc., formerly known as IGS Technologies, Inc. ("the Company") was incorporated in California in March 1993 and reincorporated as a Delaware Corporation in August 2000. Tvia designs, develops and markets semiconductors for the Internet appliance, broadband set-top box and digital television markets. The Company's semiconductor solutions, which consist of integrated circuits and proprietary software, process rich media content streams from the Internet and television. The Company sells its integrated circuits to manufacturers of Internet appliances, broadband set-top boxes and digital televisions. The Company has a branch in Taiwan that operates as a sales office and a subsidiary in the People's Republic of China that supports the Company's research and development activities. The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger, more established companies, the impact of rapid technological changes and changes in customer demand/requirements.

Initial Public Offering

   On August 14, 2000, the Company closed its initial public offering in which it sold 5,000,000 shares of its common stock at $11.00 per share, and granted the underwriters an option to purchase up to 750,000 shares to cover over-allotments. Upon the closing of the offering, all of the Company's 10,909,497 shares of preferred stock automatically converted into common stock, and warrants to purchase 288,330 shares of preferred stock automatically converted into warrants to purchase common stock. On September 11, 2000, the underwriters exercised the over-allotment option to purchase 675,050 shares of common stock at $11.00 per share. Proceeds from the offering were $55.2 million, net of all initial public offering costs.

   A loan payable guaranteed by a related party of $3.0 million was repaid from proceeds of the initial public offering and, as a result of the early extinguishment of debt, the unamortized portion of the debt guarantee cost was recorded as an extraordinary item, net of income taxes, which totaled to $672,000. (Note 4)

2. Significant Accounting Policies

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include inventory reserves and income tax valuation allowances.

 Consolidation

   The consolidated financial statements herein presented include the results and financial position of Tvia and its wholly-owned subsidiary in China. The functional currency of the Chinese subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the consolidated statements of operations. All intercompany transactions and balances have been eliminated in consolidation.

 Cash and Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each

                           TVIA, INC. AND SUBSIDIARY
balance sheet date. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders' equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in other expense (income), net in the consolidated statements of operations. The value of the Company's investments by major security type is as follows:

                                              As of March 31, 2001
                                    -----------------------------------------
                                              Aggregate
                                    Amortized   Fair    Unrealized Unrealized
                                      Cost      Value      Gain       Loss
                                    --------- --------- ---------- ----------
                                                 (in thousands)
   U.S. government and agency
    securities.....................  $ 2,408   $ 2,407    $ --        $(1)

   U.S. corporate and bank debt....   22,859    23,008      149        --
                                     -------   -------    -----       ---
                                     $25,267   $25,415    $ 149       $(1)
                                     =======   =======    =====       ===

 Revenue Recognition

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. The Company has reviewed its revenue recognition policies and determined that they are in compliance with SAB 101. Accordingly, there was no impact on the Company's financial statements from adopting SAB 101 in fiscal 2001.

   Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. The Company has agreements with certain distributors which do not contain rights of return and price protection rights, however, a number of distributor agreements do contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which have not sold through to an end user. The Company defers revenue recognition relating to sales to distributors until such products are sold through to the end customer by the distributor, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors which do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor once payment from a distributor has been received.

   The Company also generates revenues from custom software services contracts. Revenues from custom software services contracts are recognized as contract milestones are achieved which approximates the percentage completion of the contract. Costs incurred on custom software services contracts, which are primarily payroll costs, are recorded as cost of sales. At March 31, 2001, management's estimates of future contract revenues and contractual costs did not indicate a loss on any contract; therefore no provision for losses on these contracts is required as of March 31, 2001. If the Company invoices the customer in advance of services performed under the custom software services contracts, the invoiced amount is recorded as deferred revenue.

   The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definitive purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collectibility

                           TVIA, INC. AND SUBSIDIARY
is probable. For the years ended March 31, 2001, 2000 and 1999, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

   Revenues to significant customers, those representing approximately 10% or more of total revenue for the respective periods, are summarized as follows:

                                                           For the Year
                                                          Ended March 31,
                                                         ---------------------
                                                         2001    2000    1999
                                                         -----   -----   -----
   Customer A...........................................    10%     16%     14%
   Customer B...........................................     *       *      14%
   Customer C...........................................    12%      *       *
   Customer D...........................................     *      12%      *
   Customer E...........................................    12%      *       *
   Customer F...........................................     *       *      14%

--------
(* = less than 10%)

 Software Development Costs

   The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company has expensed all software development costs to date as such development costs have substantially all been incurred prior to the Company's products attaining technological feasibility.

 Research and Development Expenses

   Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities. The Company expenses all research and development related expenses in the period in which such expenses are incurred.

 Comprehensive Loss

   Effective April 1, 1998, the Company adopted SFAS, No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income in a full set of financial statements. Comprehensive income or loss includes unrealized investment gains that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive income or loss in stockholders' equity. A summary of comprehensive loss is as follows (in thousands):

                                                      For the Year Ended
                                                           March 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
   Net loss........................................ $(9,141) $(8,202) $(5,671)
   Unrealized gain on available-for-sale
    investments....................................     148      --       --
                                                    -------  -------  -------
   Comprehensive loss.............................. $(8,993) $(8,202) $(5,671)
                                                    =======  =======  =======

 Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is

                           TVIA, INC. AND SUBSIDIARY
measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant of SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the methods prescribed by SFAS No. 123. The Company applies APB Opinion 25 and related interpretations in accounting for its plans and has complied with the disclosure requirements of SFAS No. 123.

   In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The Company has reviewed its policies regarding accounting for certain transactions involving stock compensation and determined they are in compliance with FIN 44. Accordingly, there was no impact on the Company's financial statements from adopting FIN 44 in fiscal 2001.

 Stock Split

   In June 2000, the Company's board of directors approved a 1-for-3 stock split of the Company's common and preferred stock. All references in the accompanying consolidated financial statements to earnings per share and the number of shares have been retroactively restated to reflect the stock split.

 Net Loss Per Share

   Historical net loss per share has been calculated in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted loss per share relating to these securities was 3,094,441, 11,073,866 and 11,452,288 for the years ended March 31, 2001, 2000 and 1999, respectively.

                           TVIA, INC. AND SUBSIDIARY

   The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                      Year Ended March 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
   Historical:
   Net loss attributable to common stockholders
    before extraordinary item....................... $(8,469) $(8,202) $(5,671)
   Extraordinary item, net of income taxes..........    (672)     --       --
                                                     -------  -------  -------
   Net loss attributable to common stockholders..... $(9,141) $(8,202) $(5,671)
                                                     =======  =======  =======
   Basic and diluted:
     Weighted average shares of common stock
      outstanding...................................  15,779    3,199    2,219
     Less: Weighted average shares of common stock
      subject to repurchase.........................    (727)     (81)     --
                                                     -------  -------  -------
   Weighted average shares used in computing basic
    and diluted net loss per share before and after
    extraordinary item..............................  15,052    3,118    2,219
                                                     =======  =======  =======
   Basic and dilutive net loss per share
    attributable to common stockholders before
    extraordinary item.............................. $ (0.56) $ (2.63) $ (2.56)
   Extraordinary item, net of income taxes..........   (0.05)     --       --
                                                     -------  -------  -------
   Basic and dilutive net loss attributable to
    common stockholders per shares.................. $ (0.61) $ (2.63) $ (2.56)
                                                     =======  =======  =======

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash and cash equivalents in checking and money market accounts in financial institutions. The Company's accounts receivable are derived primarily from sales to OEMs and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.

   As of March 31, 2001 and 2000, accounts receivable were concentrated with customers as follows:

                                                                       March 31,
                                                                       ----------
                                                                       2001  2000
                                                                       ----  ----
   Accounts Receivable:
    Customer A........................................................   *    30%
    Customer B........................................................   *    17%
    Customer C........................................................   *    19%
    Customer D........................................................  74%    *
    Customer E........................................................   *    11%

   At March 31, 2001, accounts receivable from customer D were guaranteed by a non-revocable letter of credit from a major domestic bank. The Company collected its receivable from customer D in May 2001.

 Vendor Concentration

   The Company does not own or operate a fabrication facility, and accordingly relies substantially on two outside foundries, United Manufacturing Corporation ("UMC") and Taiwan Semiconductor Manufacturing

                           TVIA, INC. AND SUBSIDIARY

Corporation ("TSMC") to supply all of the Company's semiconductor manufacturing requirements. There are significant risks associated with the Company's reliance on outside foundries, including the lack of ensured wafer supply; limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company's business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

   Substantially all of the Company's products are assembled and tested by one of three third-party subcontractors, Caesar Technology Incorporated, Siliconware Precision Industries Ltd., and Advance Semiconductor Engineering, Inc., all located in Taiwan. The availability of assembly and testing services from these subcontractors could be adversely affected in the event any subcontractor experiences financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity. As a result of this reliance on third-party subcontractors for assembly and testing of its products, the Company cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the cost of manufacture, assembly or testing of the Company's products.

 Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and for Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 30, 2000. SAFS No. 133 and SAFS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001. The Company does not hold any derivative instruments and accordingly does not expect a material impact on its financial statements.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value would change in the near term. Inventories consist of the following:

                                                                     March 31,
                                                                   -------------
                                                                    2001   2000
                                                                   ------ ------
                                                                        (in
                                                                    thousands)
   Raw materials.................................................. $2,598 $  640
   Work in process................................................    243    639
   Finished goods.................................................  1,502     48
                                                                   ------ ------
     Total........................................................ $4,343 $1,327
                                                                   ====== ======

                           TVIA, INC. AND SUBSIDIARY

 Property and Equipment

   Property and equipment are carried at cost and are depreciated using the straight-line method over the assets' estimated useful life. (Useful lives range from 24 months to five years.) Management has determined asset lives based on their historical experience of technical obsolescence of equipment and the short life of tooling that is specific to certain product families. Property and equipment consist of the following:

                                                                  March 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (in thousands)
   Furniture and fixtures (Useful life of 24 months).......... $    69  $    53
   Machinery and equipment (Useful life of 24 months).........   1,091    1,209
   Software (Useful life of 24 to 60 months)..................   2,347      862
                                                               -------  -------
                                                                 3,507    2,124
   Less: Accumulated depreciation and amortization............  (1,533)  (1,903)
                                                               -------  -------
                                                               $ 1,974  $   221
                                                               =======  =======

 Accrued Liabilities and Other

   Accrued liabilities consist of the following:

                                                                    March 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Deferred revenue.............................................. $  --  $   69
   Accrued software maintenance..................................    531    --
   Accrued expenses..............................................  1,063  1,440
   Accrued vacation..............................................    277    284
   Accrued bonus and commissions.................................    575     79
   Accrued payroll and related taxes.............................    435    528
                                                                  ------ ------
                                                                  $2,881 $2,400
                                                                  ====== ======

3. Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

   As a result of the Company's continued losses, there was no provision for income taxes for any of the years ended March 31, 2001, 2000 and 1999.

                           TVIA, INC. AND SUBSIDIARY

   The components of the net deferred income tax asset were as follows:

                                                                March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                              (in thousands)
   Net operating losses..................................... $  8,999  $ 6,433
   Reserves and accruals not deductible for tax purposes....    1,045      749
   Available tax credit carryforwards.......................    1,337      903
   Other timing differences.................................    2,315      690
                                                             --------  -------
                                                               13,696    8,775
   Valuation allowance......................................  (13,696)  (8,775)
                                                             --------  -------
   Net deferred tax asset................................... $    --   $   --
                                                             ========  =======

   At March 31, 2001, the Company had net cumulative operating loss carryforwards for federal and state income tax reporting purposes of approximately $25.0 million and $4.0 million, respectively. The federal net operating loss carryforwards expire on various dates through 2021. The state net operating loss carryforwards expire on various dates through 2006. As of March 31, 2001, the Company had federal and state research and development tax credit carryforwards of approximately $1.3 million and California Manufacturers' Investment tax credit carryforwards of approximately $39,000 available to offset future taxes. Utilization of net operating losses may be subject to annual limitations due to ownership change limitations imposed by the Internal Revenue Service and similar state provisions. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.

4. Loans Payable

 Loans Payable Guaranteed by Related Parties

   The Company entered into two separate line of credit agreements with a bank which, in aggregate, provide for a $3,000,000 revolving credit facility. Borrowings under the line of credit agreements carry interest at the three-month commercial paper rate plus 2.30% (7.05% as of March 31, 2001). The line of credit agreements have a maturity date of July 31, 2001. The line of credit agreements are guaranteed by a pledge of trust assets where the Chief Executive Officer of the Company and his wife are both the trustor and trustee of this trust. In consideration for providing the guarantee, an individual related to the Chief Executive Officer of the Company receives a guarantee fee based on the maximum amount available on the line of credit agreements.

   In connection with the guarantee given for the period from December 31, 1997 to December 31, 1999, the related party was issued a warrant to acquire 73,333 shares of Series G redeemable convertible preferred stock for $3.00 per share in December 1997, a warrant to acquire 26,666 shares of Series G redeemable convertible preferred stock for $3.00 per share in July 1999 and an option to acquire 80,000 shares of common stock at $0.12 per share in July 1999. The price per share, as defined in the respective warrant agreements, was variable up to December 31, 1999, at which point it became fixed.

                           TVIA, INC. AND SUBSIDIARY

   In January 2000, the Company committed to grant the related party an additional warrant to acquire 106,666 shares of Series H redeemable convertible preferred stock for $3.75 per share and granted an option to purchase 106,666 shares of common stock at $0.375 per share pursuant to an extension of the guarantee over the line of credit agreements to April 30, 2001. The Company has calculated the fair value of the warrants and options using the Black-Scholes model and the following assumptions:

   Risk-free interest rate............................................ 6.00%
   Average computed life of warrants/options.......................... 3-5 years
   Dividend yield..................................................... 0%
   Volatility of common stock......................................... 70%

   The aggregate fair value of the warrants and options issued prior to December 31, 1999 was calculated at approximately $426,000. This amount was recognized as a deferred debt issuance cost over the term of the guarantee. For the years ended March 31, 2001, 2000 and 1999, interest expense included $981,000, $753,000 and $83,000, respectively, of amortized debt issuance costs related to these warrants and options issued prior to December 31, 1999. In addition, the Company paid $215,000 to the guarantor, in cash, related to the guarantee for fiscal year 1999. The aggregate fair value of the warrants and option issued in January 2000 were calculated at approximately $922,000. This amount was recognized as a deferred debt issuance cost and recorded over the term of the guarantee. As of March 31, 2001, there was no amount outstanding under this line of credit.

   In April 1999, the Company entered into an additional line of credit agreement with a different bank for a $1.0 million credit facility. Borrowings under the line of credit facility carry interest at a fixed rate of 7.63%, and the line of credit has no fixed maturity date. The line of credit is guaranteed by a venture capital firm, which is both a shareholder in the Company and related to a former director of the Company. In consideration for providing the guarantee, the guarantor receives an annual guarantee fee based on the maximum amount available on the line of credit. As of March 31, 2001, there was no amount outstanding under this line of credit.

   In connection with the guarantee under this line of credit for the period from April 30, 1999 to April 30, 2000, a director was issued a warrant to acquire 33,333 shares of Series G convertible preferred stock for $3.75 per share in April 1999. The price per share, as defined in the warrant agreement, was variable up to December 31, 1999, at which point it became fixed. The director was also issued an option to acquire 26,666 shares of common stock at $0.12 per share in July 1999.

   In January 2000, the Company committed to grant an additional warrant to the director to acquire 26,666 shares of Series H redeemable convertible preferred stock for $3.75 per share and granted an option to purchase 26,666 shares of common stock at $0.375 per share pursuant to an extension of the guarantee over the line of credit agreement to April 30, 2001. The Company has calculated the fair value of the warrant and option using the Black-Scholes model and the following assumptions:

   Risk-free interest rate...........................................      6.00%
   Average computed life of warrants/options......................... 4-5 years
   Dividend yield....................................................         0%
   Volatility of common stock........................................        70%

   The aggregate fair value of the warrant and option issued prior to December 31, 1999 was calculated at approximately $162,000. Interest expense included $148,000 of amortized debit issuance related to the warrant and option issued prior to December 31, 1999. The aggregate fair value of the warrant and option issued in January 2000 was calculated at approximately $230,000. This amount was recognized as a deferred debt issuance cost and recorded as additional interest expense over the term of the guarantee. As of March 31, 2001, there was no amount outstanding under this line of credit.

                           TVIA, INC. AND SUBSIDIARY

 Loan Payable to Bank

   In June 1999, the Company entered into a line of credit facility with a bank for $500,000, bearing interest at a prime lending rate of 8.25% plus 1.50%, and with a maturity date of January 31, 2000. On March 30, 2000, the loan balance was exchanged for a subscription for Series I preferred stock (see Note 9). The credit facility was guaranteed and secured by a pledge of the Company's assets. In June 1999 and December 1999, the Company issued warrants to the bank to acquire 13,333 and 8,333 shares of Series G redeemable convertible preferred stock, respectively. The price per share of the warrants to purchase 13,333 and 8,333 shares was $3.00 and $3.75, respectively. The Company has calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

   Risk-free interest rate...........................................      6.00%
   Average computed life of warrants................................. 4-5 years
   Dividend yield....................................................         0%
   Volatility of common stock........................................        70%

   The aggregate fair value of the warrants was approximately $110,000. This amount was recognized as additional interest expense over the term of the loan. As of March 31, 2001, there was no amount outstanding under this line of credit.

   In August 2000, the Company used some of the proceeds from the initial public offering to repay the outstanding balances under these three lines of credit. As a result of this early extinguishment of debt, the unamortized amount of debt guarantee costs was recorded an extraordinary item, net of income taxes, in the amount of $0.7 million in the second quarter of fiscal 2001. All warrants issued in connection with these lines of credit were converted into warrants to purchase common stock at the time of the initial public offering.

5. Commitments and Contingencies

 Leases

   The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2004. Under the terms of the leases, the Company is responsible for a portion of the facilities' operating expenses, insurance and property taxes. Future minimum lease payments under all non-cancelable facility and operating leases as of March 31, 2001 were as follows (in thousands):

   2002.................................................................. $  512
   2003..................................................................    443
   2004..................................................................    168
   2005..................................................................     33
   2006..................................................................     11
   2007 and thereafter...................................................    --
                                                                          ------
                                                                          $1,167
                                                                          ======

   Rent expense under operating leases for the years ended March 31, 2001, 2000 and 1999, was approximately $407,000, $344,000 and $344,000, respectively.

 Litigation

   The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

                           TVIA, INC. AND SUBSIDIARY

 Development Contract Commitment

   In March 2000, the Company entered into a license agreement with a vendor. Under the terms of the agreement, the Company is required to pay a license fee of $330,000. As of March 31, 2001, the Company satisfied $303,000 of the obligation by issuing 20,000 shares of Series I preferred stock at $7.50 per share, and paying $153,000 in cash. The Company has recorded the $303,000 as license fees in Other Assets. These license fees will be amortized over the estimated life of the products when they are completed. The Company will make further payments of $27,000 in cash in fiscal year 2002 as various licenses and related technologies are received from the vendor.

6. Redeemable Convertible Preferred Stock

   Redeemable convertible preferred stock comprised the following:

                                                                     March 31,
                                                                   -------------
                                                                   2001   2000
                                                                   ----- -------
                                                                        (in
                                                                    thousands)
   Series F--2,319,107 shares authorized and outstanding at March
    31, 2000; no shares authorized, issued and outstanding at
    March 31, 2001...............................................  $ --  $ 5,212
   Series G--4,750,000 shares authorized, 1,583,331 shares issued and outstanding at March 31, 2000; no shares authorized,
    issued and outstanding at March 31, 2001.....................    --    4,742
   Series H--4,200,000 shares authorized, 1,204,947 shares issued and outstanding at March 31, 2000; no shares authorized,
    issued and outstanding at March 31, 2001.....................    --    6,640
                                                                   ----- -------
                                                                   $ --  $16,594
                                                                   ===== =======

   In June 1999, the Company authorized the issuance and sale of up to 4,200,000 shares of Series H Preferred Stock ("Series H"). In March 2000, the Company completed the issuance of 1,139,881 shares of Series H redeemable convertible preferred stock at $3.75 per share for cash and 65,066 shares of Series H upon the conversion of $244,000 of accrued salary of the Chief Executive Officer of the Company. Shares of Series H were sold to members of the board of directors and entities associated with members of management under the same terms and conditions as all other unrelated accredited investors. The Company recorded a preferred stock dividend of $2,161,000 and $671,000 representing the value of the beneficial conversion feature on the issuance of a convertible preferred stock in March 2000 and June 2000, respectively. The beneficial conversion was calculated at the commitment date based on the difference between the conversion price of $3.75 per share and the estimated fair value of the common stock at that date.

   Upon the closing of the Company's initial public offering, all of the Company's 5,107,385 shares of redeemable preferred stock automatically converted into common stock, and warrants to purchase 288,330 shares of convertible preferred stock automatically converted into warrants to purchase common stock.

                           TVIA, INC. AND SUBSIDIARY

7. Stockholders' Equity

 Convertible Preferred Stock

   Convertible preferred stock consisted of the following, net of issuance costs:

                                                                   March 31,
                                                                  ------------
                                                                  2001   2000
                                                                  ----- ------
                                                                      (in
                                                                   thousands)
   Series A--600,000 shares authorized; 0 and 199,999
    outstanding, respectively.................................... $ --  $  110
   Series B--4,800,000 shares authorized; 0 and 1,599,995
    outstanding, respectively....................................   --   1,107
   Series C--1,266,667 shares authorized; 0 and 422,220
    outstanding, respectively....................................   --     376
   Series D--4,602,500 shares authorized; 0 and 1,534,164
    outstanding, respectively....................................   --   1,841
   Series E--4,647,332 shares authorized; 0 and 1,549,076
    outstanding, respectively....................................   --   2,091
   Series I--2,000,000 shares authorized; 0 and 496,658 shares
    subscribed, respectively.....................................   --   3,717
                                                                  ----- ------
                                                                  $ --  $9,242
                                                                  ===== ======

   On April 3, 2000, the Company authorized the issuance and sale of up to 2,000,000 shares of Series I convertible preferred stock ("Series I"). The Company received approximately $3,075,000 in cash proceeds for 409,992 shares of Series I in March 2000, and these shares were treated as subscribed convertible preferred stock at March 31, 2000. In addition, in March 2000, $150,000 in license fees acquired were exchanged for a subscription of 20,000 shares of Series I and $500,000 outstanding under a line of credit at March 31, 2000 was converted into 66,666 shares of Series I. Shares of Series I were sold to members of the board of directors and entities associated with members of management under the same terms and conditions as all other unrelated accredited investors. The Company recorded a preferred stock dividend of $671,000 in the first quarter of fiscal 2001 representing the value of the beneficial conversion feature on the issuance of Series I.

   Upon the closing of the Company's initial public offering, all of the Company's 5,802,112 shares of convertible preferred stock automatically converted into common stock.

   At March 31, 2001, the Company had reserved the following shares of its common stock for future issuance as follows:

   2000 Stock Incentive Plan.......................................... 4,486,671
   2000 Employee Stock Purchase Plan..................................   331,648

 Stock Option Plans

   2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plans

   The 2000 Stock Incentive Plan (the "2000 Plan") provides for the issuance of up to 2,333,333 shares of the Company's common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is no less than 85% of the fair market value on the date of grant. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant. As of March 31, 2001, 1,725,614 options are available for grant under the 2000 Plan.

                           TVIA, INC. AND SUBSIDIARY

   In March 2000, the Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"). Eligible employees may contribute up to 15% of cash compensation toward the semi-annual purchase of the Company's common stock. Under the terms of the ESPP, 333,333 shares of the Company's common stock were reserved for purchase at 85% of the fair market value at the beginning of the six-month period at which an eligible employee enrolled, or the end of each six-month offering period, whichever is lower. Under this ESPP, 1,685 shares of the Company's common stock were purchased through March 31, 2001.

 1999 Stock Incentive Plan

   The Stock Incentive Plan (the "1999 Plan") provides for the issuance of up to 4,600,000 shares of the Company's common stock to directors, employees and consultants. The 1999 Plan provides for the issuance of restricted stock bonuses, restricted stock purchase rights, incentive stock options or non-qualified stock options. Pursuant to the 1999 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is no less than 85% of the fair market value on the date of grant.

   Options generally expire in 10 years. Vesting periods are determined by the Board of Directors; however, options generally vest ratably over four years beginning one year after the date of grant. Options may be exercised prior to full vesting. Any unvested shares so purchased are subject to a repurchase right in favor of the Company with the repurchase price to be equal to the original purchase price of the stock. The right to repurchase at the original price shall lapse at a minimum rate of 20% per year over five years from the date the options granted. The 2000 Plan is the successor to the 1999 Plan. Since the 2000 Plan became effective, no further grants were made under the 1999 Plan.

 1994 Stock Option Plan

   The Stock Option Plan (the "1994 Plan") provides for the issuance of options to acquire the Company's common stock to directors, employees and consultants. The 1994 Plan provides for the issuance of incentive stock options or non-qualified stock options. Pursuant to the 1994 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is no less than 85% of the fair market value on the date of grant. Options generally expire in 10 years. Options generally vest ratably over five years beginning the date of grant. In June 1999, all options outstanding under the 1994 Plan were cancelled and reissued under the 1999 Plan with the same terms and conditions as the previous options.

                           TVIA, INC. AND SUBSIDIARY

   The following table summarizes activity under the Company's stock option plans:

                                                   Outstanding  Weighted Average
                                                     Options     Exercise Price
                                                   -----------  ----------------
   Balance at March 31, 1998......................  2,293,675        $0.12
     Granted......................................    176,000         0.12
     Exercised....................................    (34,757)        0.12
     Cancellations................................    (58,550)        0.12
                                                   ----------        -----
   Balance at March 31, 1999......................  2,376,368         0.12
     Granted......................................  2,795,960         2.18
     Exercised.................................... (2,960,213)        0.14
     Cancellations................................   (724,351)        0.12
                                                   ----------        -----
   Balance at March 31, 2000......................  1,487,764         3.98
     Granted......................................  1,448,977         5.98
     Exercised....................................     (1,110)        0.12
     Cancellations................................   (174,574)        5.06
                                                   ----------        -----
   Balance at March 31, 2001......................  2,761,057        $4.97
                                                   ==========        =====

                           Options Outstanding and Exercisable
          -----------------------------------------------------------------------
             Number                 Weighted Average           Exercise Price and
         Outstanding at                 Remaining               Weighted Average
         March 31, 2001             Contractual Life             Exercise Price
         --------------             ----------------           ------------------
              295,981                     7.77                       $ 0.12
              381,413                     8.82                         0.38
              105,333                     9.92                         2.25
              397,970                     9.65                         2.63
              309,573                     9.76                         3.75
              339,988                     8.96                         6.75
              326,663                     8.98                         8.85
              371,406                     9.33                         9.00
              232,730                     9.33                        11.00
            ---------                     ----                       ------
            2,761,057                     9.12                       $ 4.97
            =========                     ====                       ======

   The Company accounts for these Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense has been recognized as the grant price equaled the fair market value at date of grant. Had compensation expense for the stock plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's net loss would be as follows (in thousands, except per share data):

                                                       For the Year Ended
                                                            March 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
   Net loss:
     As reported.................................... $(8,470) $(6,041) $(5,671)
     Pro forma...................................... $(8,574) $(9,633) $(5,677)
   Basic and diluted net loss per share:
     As reported.................................... $ (0.56) $ (1.94) $ (2.56)
     Pro forma...................................... $ (0.57) $ (2.40) $ (2.56)

                           TVIA, INC. AND SUBSIDIARY

   The weighted average fair value of options granted in fiscal years 2001, 2000 and 1999 was $4.97. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                             March 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Risk-free Interest Rate...........................    6.00%    6.00%    6.07%
   Expected Life of Options from Grant Date.......... 4 years  4 years  4 years
   Expected Dividend Yield...........................     0.0%     0.0%     0.0%
   Expected Stock Volatility.........................   103.0%     0.0%     0.0%

 Deferred Stock Compensation

   Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the individual award, generally four years. This method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company had recorded unearned stock-based compensation of approximately $369,000, $5,968,000 and $32,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, and amortized deferred stock compensation of $2,701,000, $1,499,000 and $2,000, in these periods, respectively.

   The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

 Stock Repurchase Agreements

   In connection with the exercise of options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any shares at the original exercise price of the shares upon termination of employment. The repurchase right lapses ratably over the vesting term of the original grant. As of March 31, 2001, 382,879 shares were subject to repurchase by the Company.

 Options Granted to Non-employees

   In fiscal year 2000, the Company granted options to purchase 75,000 shares of common stock to consultants under the 1999 Plan. These options had an exercise price of $0.375 per share and were vested, exercisable and nonforfeitable upon grant. The Company recorded deferred compensation of $459,000 based on the fair value of the option at the date of the grant calculated using the Black-Scholes model.

   In July 1999, the Company granted an option to purchase 8,333 shares of common stock to a consultant under the 1999 Plan. The option had an exercise price of $0.12 per share and vested upon grant. The Company recorded research and development expense of approximately $26,000 based on the fair value of the option at the date of grant calculated using the Black-Scholes model.

   The following assumptions were used in the Black Scholes model for calculating the fair value of the options granted:

   Risk-free interest rate..............................................   6.00%
   Average computed life of option...................................... 1 year
   Dividend yield.......................................................      0%
   Volatility of common stock...........................................     70%

                           TVIA, INC. AND SUBSIDIARY

 Stock Issued for Services Rendered

   For the years ended March 31, 2001, 2000 and 1999, the Company issued none, 40,035 and 111,055 shares of common stock, respectively, in exchange for services rendered. The Company recorded approximately none, $200,000 and $13,000 of operating expense, respectively, based on the fair value of the Company's common stock on the date of issuance. There were no options issued for services rendered in fiscal year 2001.

8. 401(K) Plan

   Substantially all of the Company's employees are eligible to participate in the Tvia 401(k) Plan. The Company contributed $8,929 to the 401(k) Plan for the year ended March 31, 2001. There were no matching contributions for the years ended March 31, 2000 and 1999.

9. Related Party Transactions

 Accrued Salary Converted into Preferred Stock or Used to Exercise Options

   For the years ended March 31, 2000 and 1999, the Chief Executive Officer of the Company elected to have a portion of his accrued salary forgiven to pay the exercise price of options upon exercise or converted into convertible preferred stock. In the year ended March 31, 2001, the Chief Executive Officer elected to receive his compensation in cash. For the year ended March 31, 2000, the Chief Executive Officer converted $244,000 into a subscription for 65,066 shares of Series H redeemable convertible preferred stock at $3.75 per share and converted $96,000 upon exercise of options at $0.12 per share. For the year ended March 31, 1999, the Chief Executive Officer converted $150,000 into 66,666 shares of Series F redeemable convertible preferred stock at $2.25 per share and $30,000 into 10,000 shares of Series G redeemable convertible preferred stock at $3.00 per share.

 Commission Payments

   In the year ended March 31, 2000, the President of the Company was entitled to receive a 1.75% commission on the amount of third party participation in the issuance of Series I preferred stock. The commission was payable in a combination of shares of convertible preferred stock and cash of approximately $56,000.

 Sales to Related Parties

   A member of the Board of Directors is an officer of a company which is an affiliate company of a major customer. Sales to this customer were $43,000, $292,000 and $18,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

 Purchases from Related Parties

   A former member and a current member of the Board of Directors are officers of companies which are affiliated to the Company's major vendors UMC and TSMC, respectively. Total combined purchases from UMC and TSMC amounted to $7,062,000, $2,041,000 and $514,000, respectively, for the years ended March 31, 2001, 2000 and 1999, respectively. The total combined accounts payable outstanding to UMC and TSMC as of March 31, 2001, 2000 and 1999 was $312,000, $781,000 and $35,000, respectively.

   Another member of the Board of Directors received $10,500 in the year ended March 31, 2001 for providing management consulting services.

                           TVIA, INC. AND SUBSIDIARY

10. Segment and Geographic Information

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates in one reportable segment which is the development, manufacture and sales of streaming media integrated circuits for the set-top box, digital television and internet appliance markets.

   The Company has operations in the United States, Taiwan and China. The operating expenses of the Taiwan branch and China subsidiary for the years ended March 31, 2001, 2000 and 1999, and the total assets as of the respective dates in Taiwan and China were not material to the Company's consolidated financial statements.

   The following table summarizes revenue by geographic area as a percentage of total revenues:

                                                           For the Year
                                                          Ended March 31,
                                                         ---------------------
                                                         2001    2000    1999
                                                         -----   -----   -----
   Taiwan...............................................    34%     41%     36%
   Singapore............................................     *       *      14%
   Japan................................................    11%      *       *
   United States........................................    33%     29%     19%
   Korea................................................     *      12%      *
   Europe...............................................    11%      *       *

--------
(* Less than 10%)

                           TVIA, INC. AND SUBSIDIARY

11. Selected Quarterly Financial Data (unaudited)

   The following table presents selected quarterly information for 2001 and 2000 (in thousands, except per share data).

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
2001:
Total revenues.............................  $ 3,533  $ 4,331  $ 3,254  $ 2,326
Gross margin...............................    1,657    2,064    1,464      541
Net loss attributable to common
 stockholders before extraordinary item....   (2,150)  (1,261)  (2,061)  (2,997)
Extraordinary item, net of income taxes....      --      (672)     --       --
Net loss attributable to common
 stockholders..............................   (2,150)  (1,933)  (2,061)  (2,997)
Basic and diluted net loss per share
 attributable to common stockholders before
 extraordinary item........................  $ (0.42) $ (0.09) $ (0.10) $ (0.14)
Extraordinary item, net of income taxes....      --     (0.05)     --       --
Basic and diluted net loss attributable to
 common stockholders per share.............  $ (0.42) $ (0.14) $ (0.10) $ (0.14)
Shares used in computing basic and fully
 diluted net loss attributable to common
 stockholders per share....................    5,152   13,557   21,317   21,381

2000:
Total revenues.............................  $   561  $ 1,381  $ 2,170  $ 2,945
Gross margin...............................      232      617    1,022    1,379
Net loss...................................   (1,362)  (1,476)  (1,569)  (1,634)
Net loss attributable to common
 stockholders..............................   (1,362)  (1,476)  (1,569)  (3,795)
Basic and diluted net loss per share.......  $ (0.71) $ (0.66) $ (0.40) $ (0.38)
Basic and diluted net loss attributable to
 common stockholders per share.............  $ (0.71) $ (0.66) $ (0.40) $ (0.89)
Shares used in computing basic and fully
 diluted net loss attributable to common
 stockholders per share....................    1,926    2,239    3,940    4,283

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on August 21, 2001 (the "Proxy Statement").

   Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

   The executive officers of the Company are as follows:

   Kenny Liu, 47, has served as our Chairman of the Board and Chief Executive Officer since January 1995. From January 1989 to March 1994, Mr. Liu served as Chairman and Chief Executive Officer of OPTi Inc., a manufacturer of core logic chip sets for the personal computer market. Mr. Liu received a B.S. in Electrical Engineering from National Cheng-Kung University in Taiwan, an M.S. in Computer Science from Santa Clara University and an M.S. in Electrical Engineering from Ohio State University.

   Jack Guedj, 42, has served as our President since May 1999. From February 1997 to April 1999, Dr. Guedj was President of HTMC, a consulting firm specializing in advising startup companies. From June 1996 to February 1997, Dr. Guedj was Vice President of Sales and Marketing for Faroudja, Inc., a manufacturer of video image enhancement products for the professional home theater, broadcast, and consumer markets. From June 1994 to June 1996, Dr. Guedj was Director of Digital Media/Broadband Strategic Market Segment at National Semiconductor Corporation. Dr. Guedj received an M.B.A. from the University of California, Los Angeles and a Ph.D. in Electrical Engineering from University of Paris.

   Michael Hoberg, 49, has served as our Chief Financial Officer since February 2000. From November 1998 to January 2000, Mr. Hoberg served as the Chief Financial Officer of U.S. Cancer Care, Inc., a radiation oncology company. From December 1996 to June 1998, Mr. Hoberg served as Chief Financial Officer of Faroudja, Inc., a manufacturer of video image enhancement products for the professional home theater, broadcast, and consumer markets, and as an advisor to the Chief Executive Officer from July 1998 to November 1998. From March 1995 to December 1996, Mr. Hoberg was the Principal Accounting Officer of DSP Group, Inc., a digital signal processing semiconductor company. From January 1994 to March 1995, Mr. Hoberg served as DSP's Corporate Controller. Mr. Hoberg received a B.B.A. in Accounting from the University of Wisconsin at Madison and is a Certified Public Accountant.

   Jhi-Chung Kuo, 48, a cofounder of the Company, has served as our Chief Technology Officer since July 2000. From March 1993 to June 2000, he served as our Vice President of Engineering. Mr. Kuo received a B.S. in Physics from National Central University in Taiwan and an M.S. in Electrical Engineering from Mississippi State University.

   James Tao, 51, has served as Vice President of Business Development since November 1999. He joined us in June 1997 as Senior Director of Business Development, and is responsible for business development in Japan and Korea and with major domestic customers. From March 1989 to May 1997, Mr. Tao served as Vice President of Sales and Marketing at Focus Information Systems, a personal computer peripheral product company. Mr. Tao received an M.B.A. in Telecommunication Management from Golden Gate University and an M.S. in Computer Science from the University of Hawaii.

   Yee Wong, 48, a cofounder of the Company, has served as our Vice President of Operations since January 1995. From March 1993 to December 1994, Mr. Wong served as our President. Prior to founding the Company, Mr. Wong served as an ASIC Design Manager for Everex Systems, Inc. and Senior Staff Engineer with Intel Corporation. Mr. Wong received a B.S. in Electrical Engineering from National Cheng-Kung University in Taiwan and an M.S. in Electrical Engineering from the University of Michigan.

   Johnson Yan, 51, has served as Vice President of Engineering since July 2000. From August 1999 to July 2000, Mr. Yan served as Senior Vice President of Engineering for Arithmos, Inc., a LCD monitor semiconductor company. From April 1998 to July 1999, Mr. Yan served as Vice President, ATI Technologies, Inc., a graphics system and semiconductor company. From January 1995 to March 1998, Mr. Yan served as General Manager, Graphics Business Unit of Oak Technologies. Mr. Yan received his B.S. in Electrical Engineering from the University of Texas at Austin and his M.S. in Electrical Engineering from the University of California at Berkeley.

   The key employees of the Company are as follows:

   Bo Liu, 47, has served as Vice President of Software Development since November 1999. He joined us as Software Manager in June 1993, serving in that position until June 1998. From June 1998 to November 1999, Mr. Liu was our Director of Software Development. Prior to joining us, Mr. Liu held software development positions at both Micronics Computers, Inc. and Oak Technology, Inc. Mr. Liu was a candidate for a Ph.D. in Electrical and Computer Engineering at the University of Wisconsin at Madison and received an M.S. in Electrical Engineering from Wichita State University and a B.S. in Electrical Engineering from Hefei University of Technology in the People's Republic of China.

   Vahe Akay, 45, has served as Vice President of Marketing since June 2000. From October 1997 to June 1999, Mr. Akay was the general manager at Dynarc, Inc., a provider of optical networking equipment. From December 1996 to September 1997, Mr. Akay was the Senior Director of Worldwide Marketing and Sales for Chips & Technologies/Intel, Broadband Media division, a developer of silicon solutions for digital television and set top boxes. From March 1994 to November 1996, Mr. Akay held the position of Vice President of Worldwide Marketing and Sales at Hyundai Digital Media Division/Odeum Microsystems, a developer of MPEG-2 and demodulation solutions for set top boxes and DVDs. Prior to Hyundai, Mr. Akay held management positions at National Semiconductor, Fujitsu Microelectronics and C-Cube Microsystems. Mr. Akay received a B.S. in Electrical Engineering from San Jose State University, and an M.B.A. from the College of Notre Dame.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Director Compensation," "Executive Compensation," and "Election of Directors--Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Party Transactions" contained in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

     (1) Financial Statements

     Reference is made to the Index to Consolidated Financial Statements of Tvia, Inc., under Item 8 of Part II hereof.

     (2) Financial Statement Schedules

     The following financial statement schedule of Tvia, Inc. is filed as part of this Form 10-K included in Item 8 of Part II:

     Schedule II--Valuation and Qualifying Accounts

   All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

     (3) Exhibits

     See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

   The Company filed no reports on Form 8-K during the fiscal year ended March 31, 2001.

(c) Exhibits

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3(i).1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 5 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 3(ii).1 Amended and Restate Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to Amendment No. 2 to the Company's Registration Statement on Form
         S-1 (File No. 333-34024)).

     4.2 Form of Amended and Restated Registration Rights Agreement dated as of
         April 3, 2000 (incorporated by reference to Exhibit 4.2 to the
         Company's Registration Statement on Form S-1 (File No. 333-34024)).

     4.3 Warrant to Purchase Stock issued December 31, 1997 to C.Y. Lee
         (incorporated by reference to Exhibit 4.3 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

     4.4 Warrant to Purchase Stock issued April 30, 1999 to James Mah
         (incorporated by reference to Exhibit 4.4 to Company's Registration
         Statement on Form S-1 (File No. 333-34024)).

     4.5 Warrant to Purchase Stock issued June 21, 1999 to Far East National
         Bank (incorporated by reference to Exhibit 4.5 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

     4.6 Warrant to Purchase Stock issued June 21, 1999 to Far East National
         Bank (incorporated by reference to Exhibit 4.6 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

     4.7 Warrant to Purchase Stock issued December 30, 1999 to Far East
         National Bank (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.8    Warrant to Purchase Stock issued January 2000 to C.Y. Lee
         (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the
         Company's Registration Statement on Form S-1 (File No. 333-34024)).

  4.9    Warrant to Purchase Stock issued January 2000 to James Mah
         (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

  4.10   Warrant to Purchase Stock issued July 27, 2000 to Wind River Systems,
         Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 333-
         34024)).

 10.1#   Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc.
         (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.2#   Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc.
         (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.3# 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-48572)).

 10.4    Form of Directors and Officers' Indemnification Agreement
         (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.5 TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.6 UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.7+   Caesar International, Inc. Quotation dated August 20, 1998
         (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.8+   Joint Development Agreement dated October 29, 1999 between IGS
         Technologies, Inc. and Coreum Technology, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 10 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.9    Form of Executive Severance Agreement (incorporated by reference to
         Exhibit 10.9 to Amendment No. 2 to the Company's Registration
         Statement on Form S-1 (File No. 333-34024)).

 10.10   Letter Agreement dated July 27, 2000 between Tvia, Inc. and Wind River
         Systems, Inc. (incorporated by reference to Exhibit 10.10 to Amendment
         No. 7 to the Company's Registration Statement on Form S-1 (File No.
         333-34024)).

 10.11+  Audio Technology Licensing Agreement dated June 26, 1997 between T-
         Square Design, Inc. and InteGraphics Systems, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 10 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.12+  Technology License Agreement dated July 1, 1997 between Reality
         Simulation Systems Acquisition Corporation and InteGraphics Systems,
         Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 12 to the Company's Registration Statement on Form S-1 (File No. 333-
         34024)).

 10.13 Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Intergraphics System, Inc.
         (incorporated by reference to Exhibit 10.13 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.14   First Amendment to Lease Agreement dated January 15, 1999 between
         Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
 10.15   Second Amendment to Lease Agreement dated May 6, 1999 between
         Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
         Form S-1 (File No. 333-34024)).

 10.16*  Consulting Confidentiality Agreement dated January 29, 2001 between
         Tvia, Inc. and R. David Dicioccio.

 21.1*   Subsidiaries of the Company.

 23.1*   Consent of Arthur Andersen LLP, Independent Public Accountants.

 24.1    Power of Attorney (see page 58 of this Form 10-K).

--------
#  Indicates management contact or compensatory plan or arrangement.
+ Confidential treatment has been granted with respect to certain portions of these agreements.
*  Filed herewith.

(d) Financial Statement Schedules.

   See Item 14(a)(i) and (a)(2) above.

                           TVIA, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Column A                               Column B   Column C   Column D  Column E
--------                              ---------- ---------- ---------- ---------
                                      Balance at Charged to             Balance
                                      Beginning  Costs and              at End
Description                           of Period   Expenses  Deductions of Period
-----------                           ---------- ---------- ---------- ---------
Year Ended March 31, 2001:
  Allowance for doubtful accounts....   $  55      $ 428      $  44      $ 439
  Inventory reserve..................   $ 120      $ 714      $ --       $ 834
  Allowance for sales returns........   $ --       $ 344      $ 300      $  44

Year Ended March 31, 2000:
  Allowance for doubtful accounts....   $   5      $  50      $ --       $  55
  Inventory reserve..................   $ --       $ 120      $ --       $ 120
  Allowance for sales returns........   $ --       $ --       $ --       $ --

Year Ended March 31, 1999:
  Allowance for doubtful accounts....   $   5      $ --       $ --       $   5
  Inventory reserve..................   $ --       $ --       $ --       $ --
  Allowance for sales returns........   $ --       $ --       $ --       $ --

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TVIA, INC.

Date: June 28, 2001
                                                       /s/ Kenny Kiu
                                          By __________________________________
                                                         Kenny Liu
                                                Chief Executive Officer and
                                                   Chairman of the Board

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenny Liu and Michael Hoberg, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----

           /s/ Kenny Liu             Chief Executive Officer       June 28, 2001
____________________________________  (Principal Executive
             Kenny Liu                Officer) and Chairman of
                                      the Board

        /s/ Michael Hoberg           Vice President of Finance     June 28, 2001
____________________________________  and Chief Financial Officer
           Michael Hoberg             (Principal Financial and
                                      Accounting Officer)

      /s/ R. David Dicioccio         Director                      June 28, 2001
____________________________________
         R. David Dicioccio

         /s/ Steven Cheng            Director                      June 28, 2001
____________________________________
            Steven Cheng

         /s/ James Bunker            Director                      June 28, 2001
____________________________________
            James Bunker

           /s/ Eli Porat             Director                      June 28, 2001
____________________________________
             Eli Porat

                                     Director
____________________________________
           Mark Mangiola

                                 EXHIBIT INDEX

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
  3(i).1  Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 5 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

 3(ii).1 Amended and Restate Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

     4.1  Form of Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to Amendment No. 2 to the Company's Registration
          Statement on Form S-1 (File No. 333-34024)).

     4.2 Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

     4.3  Warrant to Purchase Stock issued December 31, 1997 to C.Y. Lee
          (incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

     4.4  Warrant to Purchase Stock issued April 30, 1999 to James Mah
          (incorporated by reference to Exhibit 4.4 to Company's Registration
          Statement on Form S-1 (File No. 333-34024)).

     4.5  Warrant to Purchase Stock issued June 21, 1999 to Far East National
          Bank (incorporated by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

     4.6  Warrant to Purchase Stock issued June 21, 1999 to Far East National
          Bank (incorporated by reference to Exhibit 4.6 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

     4.7  Warrant to Purchase Stock issued December 30, 1999 to Far East
          National Bank (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

     4.8  Warrant to Purchase Stock issued January 2000 to C.Y. Lee
          (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

     4.9  Warrant to Purchase Stock issued January 2000 to James Mah
          (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

     4.10 Warrant to Purchase Stock issued July 27, 2000 to Wind River Systems,
          Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Company's Registration Statement on Form S-1 (File No. 333-
          34024)).

    10.1# Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc.
          (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

    10.2# Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc.
          (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

    10.3# 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-48572)).

    10.4  Form of Directors and Officers' Indemnification Agreement
          (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

    10.5 TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1 (File No. 333-34024)).

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.6    UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.7+   Caesar International, Inc. Quotation dated August 20, 1998
         (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.8+   Joint Development Agreement dated October 29, 1999 between IGS
         Technologies, Inc. and Coreum Technology, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 10 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.9    Form of Executive Severance Agreement (incorporated by reference to
         Exhibit 10.9 to Amendment No. 2 to the Company's Registration
         Statement on Form S-1 (File No. 333-34024)).

 10.10   Letter Agreement dated July 27, 2000 between Tvia, Inc. and Wind River
         Systems, Inc. (incorporated by reference to Exhibit 10.10 to Amendment
         No. 7 to the Company's Registration Statement on Form S-1 (File No.
         333-34024)).

 10.11+  Audio Technology Licensing Agreement dated June 26, 1997 between T-
         Square Design, Inc. and InteGraphics Systems, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 10 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.12+  Technology License Agreement dated July 1, 1997 between Reality
         Simulation Systems Acquisition Corporation and InteGraphics Systems,
         Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 12 to the Company's Registration Statement on Form S-1 (File No. 333-
         34024)).

 10.13 Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Intergraphics System, Inc.
         (incorporated by reference to Exhibit 10.13 to the Company's
         Registration Statement on Form S-1 (File No. 333-34024)).

 10.14   First Amendment to Lease Agreement dated January 15, 1999 between
         Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.15   Second Amendment to Lease Agreement dated May 6, 1999 between
         Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-34024)).

 10.16*  Consulting Confidentiality Agreement dated January 29, 2001 between
         Tvia, Inc. and R. David Dicioccio.

 21.1*   Subsidiaries of the Company.

 23.1*   Consent of Arthur Andersen LLP, Independent Public Accountants.

 24.1    Power of Attorney (see page 58 of this Form 10-K).

--------
#  Indicates management contact or compensatory plan or arrangement.
+ Confidential treatment has been granted with respect to certain portions of these agreements.
*  Filed herewith.