Form 10-Q
period 2001-06-30
TVIA INC
filed 2001-08-07
CIK 1109279

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ______________________

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


                             ______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

On July 31, 2001, 21,839,449 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                            TVIA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                                     INDEX                                                       Page
                                                                                                                 ----
         Part I:  Financial Information

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets June 30, 2001 and March 31, 2001                            1

                  Condensed Consolidated Statements of Operations for the Three Months Ended June 30,
                  2001 and 2000                                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  June 30, 2001 and 2000                                                                            3

                  Notes to Condensed Consolidated Financial Statements                                              4

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk                20

         Part II: Other Information

         Item 1:  Legal Proceedings                                                                                20

         Item 2:  Change in Securities and Use of Proceeds                                                         20

         Item 3:  Default upon Senior Securities                                                                   20

         Item 4:  Submission of Matters to Vote of Security Holders                                                20

         Item 5:  Other Information                                                                                20

         Item 6:  Exhibits and Reports on Form 8-K                                                                 21

         Signature                                                                                                 21

         Exhibit Index                                                                                             22

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            TVIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       JUNE 30,          MARCH 31,
                                                                         2001              2001
                                                                         ----              ----
                                                                     (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $   15,492         $   21,267
   Short-term investments                                                27,876             25,415
   Accounts receivable, net                                               1,183              1,941
   Inventories                                                            2,110              4,343
   Other current assets and prepaid expenses                              1,220              1,352
                                                                     ----------         ----------
     Total current assets                                                47,881             54,318

Property and Equipment, at cost:                                          4,261              3,507
     Less accumulated depreciation and amortization                      (1,770)            (1,533)
                                                                     ----------         ----------
                                                                          2,491              1,974
Other Assets                                                              2,184              1,143
                                                                     ----------         ----------
       Total assets                                                  $   52,556         $   57,435
                                                                     ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                 $    1,000         $    1,132
    Accrued liabilities and other                                         2,700              2,881
                                                                     ----------         ----------
     Total current liabilities                                            3,700              4,013

Commitments and contingencies (Note 7)
Stockholders' Equity:
   Common stock                                                              22                 22
   Additional paid-in-capital                                            90,990             90,976
   Warrants to purchase common stock                                      1,099              1,099
   Deferred stock compensation                                           (1,774)            (2,167)
   Accumulated comprehensive income                                         123                148
   Accumulated deficit                                                  (40,944)           (35,996)
   Treasury stock                                                          (660)              (660)
                                                                     ----------         ----------
Total stockholders' equity                                               48,856             53,422
                                                                     ----------         ----------
Total liabilities and stockholders' equity                           $   52,556         $   57,435
                                                                     ==========         ==========


            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   (Unaudited)

================================================================================
                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
--------------------------------------------------------------------------------

                                                             2001         2000
                                                             ----         ----
Total revenues                                             $  2,463    $  3,533

Cost of revenues                                              3,611       1,876
                                                           --------    --------
   Gross profit                                              (1,148)      1,657

Operating expenses:
   Research and development                                   2,658       1,254
   Sales, general and administrative                          1,321         988
   Amortization of deferred stock compensation                  393         637
                                                           --------    --------

Total operating expenses                                      4,372       2,879
                                                           --------    --------
   Operating loss                                            (5,520)     (1,222)

Other income (expense), net:
   Interest income                                              572          66
   Interest expense                                               -         (78)
   Amortization of debt guarantee costs and other                 -        (245)
                                                           --------    --------

   Other income (expense), net                                  572        (257)
                                                           --------    --------
   Net loss                                                  (4,948)     (1,479)
                                                           --------    --------
Dividend related to convertible preferred stock                  --         671
                                                           --------    --------
   Net loss attributable to common stockholders            $ (4,948)   $ (2,150)
                                                           ========    ========
Basic and diluted net loss attributable to
   common stockholders                                     $  (0.23)   $  (0.42)
                                                           ========    ========
Shares used in computing basic and diluted net loss
   attributable to common stockholders                       21,493       5,152
                                                           ========    ========

________________________________________________________________________________
         See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                               (unaudited)
                                                             2001        2000
                                                             ----        ----
Net cash used in operating activities                     $ (1,533)    $ (3,023)
                                                          ---------    ---------

Cash flows from investing activities:

    Purchases of available-for-sale investments             (2,460)          --
    Purchases of license technology                         (1,042)          --
    Purchases of property and equipment                       (754)        (277)
                                                          ---------    ---------
      Net cash used in investing activities                 (4,256)        (277)
                                                          ---------    ---------

Cash flows from financing activities:
    Proceeds from loan payable                                  --          159
    Payments on loans payable                                   --          (74)
    Proceeds from issuance of common stock                      14           --
    Restricted funds from stock subscription for
      convertible preferred stock                               --        3,075
                                                          ---------    ---------

      Net cash provided by financing activities                 14        3,160
                                                          ---------    ---------

Decrease in cash and cash equivalents                       (5,775)        (140)

Cash and cash equivalents at beginning of period            21,267           --
                                                          ---------    ---------

Cash and cash equivalents at end of period                $ 15,492     $     --
                                                          =========    ---------




         See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary ("the Company") for the fiscal year ended March 31, 2001, which are included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission on June 29, 2001.

     The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

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

Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders' equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the consolidated statements of operations. The value of the Company's investments by major security type is as follows:

                                                                  As of June 30, 2001 (in thousands)
                                                   ---------------------------------------------------------------
                                                                    Aggregated
                                                   Amortized           Fair            Unrealized       Unrealized
                                                      Cost             Value              Gain             Loss
                                                      ----             -----              ----             ----
         U.S. government and agency securities      $ 3,797           $ 3,803             $  6             $ --

         U.S. corporate and bank debt                23,956            24,073              122               (5)
                                                    -------           -------             ----             ----
                                                    $27,753           $27,876             $128             $ (5)
                                                    =======           =======             ====             ====

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

     Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs") and distributors. Revenues from sales to OEMs are recognized upon shipment. The Company has agreements with certain distributors which do not contain rights of return and price protection rights. However, a limited number of distributor agreements do contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which has not sold through to an end user. The Company defers revenue recognition relating to sales to all distributors until such products are sold through to the end customer by the distributor, or if sell through information is not available from the distributor, when cash is received from the distributor. Receipts of cash from those distributors which do not provide sell through information have historically been indicative of sell through to an end user by that distributor. Management is currently not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received.

     The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definite purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable. For each of the three months ended June 30, 2001 and 2000, revenues from the sale of software development kits and application modules were less than 10% of net revenues.


Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash and cash equivalents in checking and money market accounts in financial institutions and in short-term investment securities. The Company's accounts receivable are derived primarily from sales to OEMs and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.

Comprehensive Loss

          Comprehensive loss includes unrealized investment gains (losses) that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive loss in stockholders' equity. A summary of comprehensive loss is as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                          JUNE 30,

                                                    ------------------
                                                    2001       2000
                                                    ----       ----

Net loss                                            $(4,948)   $(1,479)
Unrealized loss on available-for-sale investments       (25)        --
                                                    -------    -------
Comprehensive loss                                  $(4,973)   $(1,479)
                                                    =======    =======



Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

         In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intend to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.


NOTE 3 - INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and include materials, labor and overhead. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made to reduce excess inventories down to their net realizable value. It is possible that estimates of net realizable value can change in the near term. Inventories consist of the following (in thousands):

                                               June 30,           March 31,
                                                 2001                2001
                                                 ----                ----

Raw material                                   $1,522              $2,598
Work-in-process                                   177                 243
Finished goods                                    411               1,502
                                               ------              ------
                                               $2,110              $4,343
                                               ======              ======



NOTE 4 - NET LOSS PER SHARE

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

         The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,

                                                       --------------------
                                                         2001        2000
                                                         ----        ----

Historical:
Net loss attributable to common stockholders           $ (4,948)   $ (2,150)

Basic and diluted:
    Weighted average shares of common stock              21,839       5,233
         outstanding

    Less:  Weighted average shares of common stock         (346)        (81)
                                                       --------    --------
         subject to repurchase

Weighted average shares used in computing basic and
          diluted net loss per share                     21,493       5,152
                                                       ========    ========

Basic and diluted net loss per share attributable to   $  (0.23)   $  (0.42)
                                                       ========    ========
          common stockholders



NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As a result of the Company's continued losses, there was no provision for income taxes for the three months ended June 30, 2001 and 2000.

NOTE 6 - SIGNIFICANT CUSTOMERS

     Revenues to significant distributors and customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

                                 THREE MONTHS ENDED
                                      JUNE 30,

                               ----------------------
                                 2001          2000
                                 ----          ----
Customer A...............         48%            *
Customer B...............         25%           29%
Customer C...............         12%            *
Customer D...............          *            18%
Customer E...............          *            12%

(* = less than 10%)

     The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. When used in this discussion, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues, operating expenses, net loss, gross profit and loss; reasons for decreased revenues and the slowdown of the interactive television industry; expansion of our research and development functions and expenditures in both the United States and the People's Republic of China; the effect of certain accounting principles; uses and sufficiency or our available cash, cash equivalents and short-term investments; reliance on original equipment manufacturers; effect of changes in foreign currency exchange rates; growth in operations; the ability to commercialize new technologies; the performance and utility of products and services; ability to compete and competitors; and anticipated uses of funds, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; general economic conditions and specific conditions in the markets we address; dependence on a key customer; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


Overview

     We design, develop and market semiconductors for the Internet appliance, broadband set-top box and digital television markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

     We currently have two product families: the CyberPro 5000 family, introduced in calendar year 1998; and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues. We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until payment is received or until they have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 43% and 76% of our total revenues for the three months ended June 30, 2001 and 2000, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 85% and 59% of total revenues in the three months ended June 30, 2001 and 2000, respectively.

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

     We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2001, we had an accumulated deficit of approximately $40.9 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant increases in our operating expenses, particularly in research and development, as we design and market new technologies.

     We anticipate lower revenues for at least the next quarter as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, delay in customer product introductions in order to incorporate additional third party features, and general economic uncertainty. Due to anticipated lower revenues and continued increased spending on research and development, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended June 30, 2001 for at least the next three quarters.

     We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                     2001               2000
                                                     ----               ----


Revenues                                             100.0%            100.0%
Cost of revenues                                     146.6              53.1
                                                    ------             -----
Gross profit                                         (46.6)             46.9
Operating expenses:
Research and development                             107.9              35.5
Sales, general and administrative                     53.6              28.0
Amortization of deferred stock compensation           16.0              18.0
                                                    ------             -----
Total operating expenses                             177.5              81.5
                                                    ------             -----
Operating loss                                      (224.1)            (34.6)
Interest income                                       23.2               1.9
Interest expense                                        --              (2.2)
Amortization of debt guarantee costs and other          --             ( 7.0)
                                                    ------             -----
Other income (expense), net                           23.2              (7.3)
                                                    ------             -----
Net loss                                            (200.9)            (41.9)
                                                    ------             -----


         Revenues. Revenues decreased to $2.5 million in the three months ended June 30, 2001 compared to $3.5 million in the three months ended June 30, 2000. The decrease was primarily due to a slower than anticipated emergence of the interactive television market and to weak general economic conditions. Revenues from three customers, Prediwave Corporation, Weikeng Industrial, Ltd., a distributor, and General Instruments, Inc., accounted for 48%, 25% and 12%, respectively, of total revenues for the three months ended June 30, 2001. We anticipate that Prediwave Corporation and General Instruments, Inc. will be significant customers in the three months ended September 30, 2001.

     Gross margin. Cost of goods sold in the quarter ended June 30, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and in-transition inventory items within the 5000 product family. Excluding this charge, gross margin decreased to 39.0% in the three months ended June 30, 2001 compared to 46.9% in the same period ended June 30, 2000. This decrease resulted primarily from unabsorbed overhead and lower production yield issues on one of our product families. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

         Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses increased to $2.7 million in the three months ended June 30, 2001 from $1.3 million in the three months ended June 30, 2000. The increase in absolute dollars was primarily attributable to an increase in the number of research and development personnel as compared to the same period in fiscal 2001, higher levels of depreciation resulting from the acquisition of computers, lab equipment and software, and the expansion of our research and development operation in the People's Republic of China. Our research and development activities in the People's Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 178 engineers and supporting staff in the People's Republic of China at June 30, 2001, and we expect to significantly expand our headcount at this design center in the second quarter of fiscal 2002. Research and development expenses as a percentage of total revenues were 107.9% in the first three months of fiscal 2002 compared to 35.5% in the same period of fiscal 2001. The increase in research and development expenses as a percentage of revenues in the first three months ended June 30, 2001 compared to the same period of fiscal 2001 is attributable to the decrease in revenues between periods. In the foreseeable future, we expect absolute research and development expenses to increase as we continue to expand our research and development efforts.

         Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses increased to $1.3 million in the three months ended June 30, 2001 from $988,000 in the three months ended June 30, 2000. The increase is primarily due to increased headcount, including hiring executive officers, the expansion of our domestic and international sales force, the building of our general and administrative infrastructure, and costs associated to being a public company. Sales, general and administrative expenses as a percentage of total revenues was 53.6% in the first three months of fiscal year 2002 compared to 28.0% in the same period of fiscal year 2001. The increase in sales, general and administrative expenses as a percentage of revenues in the three months ended June 30, 2001 compared to the same period of fiscal 2001 is attributable to the decrease in revenues between periods.

         Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $393,000 and $657,000 in the three months ended June 30, 2001 and 2000, respectively.

         Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and amortization of guarantee debt costs. Other income, net was $572,000 for the three months ended June 30, 2001, compared to other expense, net of $257,000 for the three months ended June 30, 2000. Other income, net generated in the three months ended June 30, 2001, was primarily a result of interest earned from our investments which increased significantly in fiscal 2001 as a result of our initial public offering in August 2000, and to a lesser extent, the repayment of our outstanding debt, partially offset by amortization of guarantee debt. Other expense, net, in the three months ended June 30, 2000 consisted mostly of the amortization of deferred compensation related to warrants and options issued to guarantors of our debt, and interest expense on this debt.

         Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three months ended June 30, 2001 and 2000, and therefore made no provision for income tax in these periods.

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

Liquidity and Capital Resources

         During the three months ended June 30, 2001, we used $1.5 million of cash and cash equivalents in our operating activities as compared to $3.0 million during the three months ended June 30, 2000. The improvement in cash usage was mainly due to a significant decrease in receivables during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

         Technology acquisitions and capital equipment purchases in the three months ended June 30, 2001 totaled $1.0 million and $753,000, respectively, compared to none and $277,000 in the three months ended June 30, 2000, respectively.

         At June 30, 2001, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $43.4 million. Working capital at June 30, 2001 was $44.2 million.

         Based on our current expectations, we believe that our cash and cash equivalents and short-term investment balances will be sufficient to meet our working capital and capital requirements through the next twelve months. As a result of anticipated net losses and purchases of capitalized assets, we anticipate that we will utilize a significant amount of our available cash and cash equivalents and short-term investments by June 30, 2002. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Inflation

         The impact of inflation on our business has not been material for the periods ended June 30, 2001 and 2000.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

         In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intend to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

         We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of increases in expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the Internet appliance, broadband set-top box and digital television markets in 1996. We have incurred net losses of approximately $40.9 million from our inception in March 1993 through June 30, 2001. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

         We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 2001, 2000, 1999 and for the three months ended June 30, 2001, research and development expenses represented 50.4%, 48.0%, 220.6% and 107.9% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our products or sustain our business.

         Our semiconductor solutions are incorporated into products that allow interactive television. The concept of interactive television and the market for products that facilitate it are new and developing. As a result, our profit potential is unproven and may never materialize. Broad acceptance of Internet appliances, broadband set-top boxes and digital televisions will depend on the extent to which consumers use devices other than personal computers to access the Internet. To date, the market for these products has not developed as quickly as our customers and we had previously anticipated. Consequently, certain of our customers have significant inventory of our semiconductors or products that incorporate our semiconductors, thereby limiting the opportunity to sell additional semiconductors to these customers until their present inventories are depleted. Our success will also depend on the ability of OEMs and service providers that work with our OEMs to create demand for and market the products incorporating our semiconductors. Unless a sufficiently large market for Internet appliances, broadband set-top boxes, digital televisions and other products that are used for interactive television develops, demand for products incorporating our semiconductor solutions may not be sufficient to sustain our business.

A significant amount of our revenues comes from a few OEMs and any decrease in revenues from these few customers could significantly impact our financial results.

         Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Most sales to these customers are through distributors. Sales to Prediwave Corporation and General Instruments, Inc., OEMs, and Weikeng Industrial Co., Ltd., a distributor, accounted for approximately 48%, 12% and 25% of our total revenues for the three months ended June 30, 2001, respectively. In the three months ended June 30, 2000, Weikeng Industrial Co., Ltd., a distributor, Click TV, Inc., and Samsung Electronics America, Inc., OEMs, accounted for 29%, 18% and 12% of total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more of our key customers or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business.

Customers may cancel or defer significant purchase orders, or our distributors may return our products, which would cause our inventory levels to increase and our revenues to decline.

         We sell our products on a purchase order basis through our direct sales channel, sales representatives and distributors, and our customers may cancel or defer purchase orders at any time with little or no penalty. We recognize revenues from sales to our distributors when they have sold our products to their customers. We recognize revenues on sales to our OEM customers when we ship our products to the OEM. We generally permit our distributors to return products to us. If our customers cancel or defer significant purchase orders or our distributors return our products, our inventories would increase and our revenues would decrease, which would materially harm our business as increases in inventory reserves could be required. Refusal of OEM customers to accept shipped products or delays or difficulties in collecting accounts receivable could have an adverse effect on our business.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 67%, 71%, 81% and 43% of our total revenues in fiscal years 2001, 2000, 1999 and for the three months ended June 30, 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

                           PART II: OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

               None

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3:   DEFAULT UPON SENIOR SECURITIES

               None

ITEM 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

ITEM 5:   OTHER INFORMATION

               None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No.         Exhibit Description
     ----------          -------------------

       10.17 Promissory Note entered by and between Jack Guedj and Registrant dated April 11, 2001

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TVIA, INC.


August 7, 2001                  By:          /s/    Michael Hoberg
                                               -------------------------
                                                    Michael Hoberg
                                                Vice President of Finance,
                                          Chief Financial Officer and Secretary
                                            (Principal Financial Officer and
                                                Duly Authorized Signatory)

                           EXHIBIT INDEX TO TVIA, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



     Exhibit No.         Exhibit Description
     ----------          -------------------

       10.17 Promissory Note entered by and between Jack Guedj and Registrant dated April 11, 2001