Form 10-Q
period 2001-09-30
TVIA INC
filed 2001-11-13
CIK 1109279

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission File Number 0-30539

                                   TVIA, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                             77-0549628
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                4001 Burton Drive, Santa Clara, California 95054
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 982-8588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

On October 31, 2001, 21,968,331 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                            TVIA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                             Page
                                                                                                             ----
Part I:  Financial Information

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2001 and March 31, 2001                         1

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended
         September 30, 2001 and 2000                                                                            2

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 2001 and 2000                                                                            3

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                       4

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk                     19

Part II: Other Information

Item 1:  Legal Proceedings                                                                                     20

Item 2:  Change in Securities and Use of Proceeds                                                              20

Item 3:  Default upon Senior Securities                                                                        20

Item 4:  Submission of Matters to Vote of Security Holders                                                     20

Item 5:  Other Information                                                                                     20

Item 6:  Exhibits and Reports on Form 8-K                                                                      21

Signature                                                                                                      21

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            TVIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         SEPTEMBER 30,             MARCH 31,
                                                             2001                    2001
                                                         -------------             ---------
                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                              $  9,381                $ 21,267
    Short-term investments                                   30,905                  25,415
    Accounts receivable, net                                  1,251                   1,941
    Inventories                                               2,269                   4,343
    Other current assets and prepaid expenses                 1,597                   1,352
                                                           --------                --------
       Total current assets                                  45,403                  54,318

Property and Equipment, at cost:                              4,566                   3,507
       Less accumulated depreciation and amortization        (2,020)                 (1,533)
                                                           --------                --------
                                                              2,546                   1,974
Other Assets                                                  2,491                   1,143
                                                           --------                --------
         Total assets                                      $ 50,440                $ 57,435
                                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $  1,997                $  1,132
     Accrued liabilities and other                            1,810                   2,881
                                                           --------                --------
       Total current liabilities                              3,807                   4,013

Commitments and contingencies (Note 7)
Stockholders' Equity:
    Common stock                                                 22                      22
    Additional paid-in-capital                               91,141                  90,976
    Warrants to purchase common stock                         1,099                   1,099
    Deferred stock compensation                              (1,381)                 (2,167)
    Accumulated comprehensive income                            210                     148
    Accumulated deficit                                     (43,798)                (35,996)
    Treasury stock                                             (660)                   (660)
                                                           --------                --------
Total stockholders' equity                                   46,633                  53,422
                                                           --------                --------
Total liabilities and stockholders' equity                 $ 50,440                $ 57,435
                                                           ========                ========

            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   (Unaudited)

==================================================================================================
                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
--------------------------------------------------------------------------------------------------

                                                        2001        2000        2001        2000
                                                      --------    --------    --------    --------

Total revenues                                        $  3,515    $  4,331    $  5,978    $  7,864

Cost of revenues                                         1,917       2,267       5,528       4,143
                                                      --------    --------    --------    --------
     Gross profit                                        1,598       2,064         450       3,721

Operating expenses:
     Research and development                            3,254       1,670       5,912       2,924
     Sales, general and administrative                   1,312       1,258       2,633       2,246
     Amortization of deferred stock compensation           393         717         786       1,354
                                                      --------    --------    --------    --------

Total operating expenses                                 4,959       3,645       9,331       6,524
                                                      --------    --------    --------    --------
     Operating loss                                     (3,361)     (1,581)     (8,881)     (2,803)

Other income, net:
     Interest income                                       507         402       1,079         468
     Interest expense                                       --          --          --         (78)
     Amortization of debt guarantee costs and other         --         (82)         --        (327)
                                                      --------    --------    --------    --------

     Other income, net                                     507         320       1,079          63
                                                      --------    --------    --------    --------

     Net loss before extraordinary item                 (2,854)     (1,261)     (7,802)     (2,740)
     Extraordinary item, net of income taxes                --         672          --         672
                                                      --------    --------    --------    --------
     Net loss after extraordinary item                  (2,854)     (1,933)     (7,802)     (3,412)
                                                      --------    --------    --------    --------

Dividend related to convertible preferred stock             --          --          --        (671)
                                                      --------    --------    --------    --------

     Net loss attributable to common stockholders     $ (2,854)   $ (1,933)   $ (7,802)   $ (4,083)
                                                      ========    ========    ========    ========

Basic and diluted net loss attributable to
     common stockholders before extraordinary item    $  (0.13)   $  (0.09)   $  (0.36)   $  (0.38)
                                                      ========    ========    ========    ========
Basic and diluted net loss attributable to
     common stockholders after extraordinary item     $  (0.13)   $  (0.14)   $  (0.36)   $  (0.46)
                                                      ========    ========    ========    ========
Shares used in computing basic and diluted net loss
     attributable to common stockholders before and
     after extraordinary item                           21,551      13,557      21,512       8,929
                                                      ========    ========    ========    ========

--------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      --------------------
                                                           (Unaudited)

                                                        2001        2000
                                                      --------    --------

Net cash used in operating activities                 $ (4,154)   $ (4,278)
                                                      --------    --------

Cash flows from investing activities:

       Purchases of available-for-sale investments      (5,490)         --
       Purchases of license technology                  (1,348)         --
       Purchases of property and equipment              (1,059)       (471)
                                                      --------    --------
          Net cash used in investing activities         (7,897)       (471)
                                                      --------    --------

Cash flows from financing activities:

       Proceeds from loans payable                          --         159
       Payments on loans payable                            --      (4,188)
       Proceeds from issuance of common stock              165      56,261
       Restricted funds from stock subscription for
          convertible preferred stock                       --       3,075
                                                      --------    --------

          Net cash provided by financing activities        165      55,307
                                                      --------    --------

(Decrease)/Increase in cash and cash equivalents       (11,886)     50,558

Cash and cash equivalents at beginning of period        21,267       3,789
                                                      --------    --------

Cash and cash equivalents at end of period            $  9,381    $ 54,347
                                                      ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary ("the Company") for the fiscal year ended March 31, 2001, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2001.

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

                                                  As of September 30, 2001 (in thousands)
                                             -------------------------------------------------
                                                                 Aggregated
                                              Amortized             Fair            Unrealized
                                                Cost               Value               Gain
                                              ---------          ----------         ----------

U.S. government and agency securities          $ 2,408            $ 2,417              $  9

U.S. corporate and bank debt                    28,287             28,488               201
                                               -------            -------              ----
                                               $30,695            $30,905              $210
                                               =======            =======              ====

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

      The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definite purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable. For each of the three and six months ended September 30, 2001 and 2000, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

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

Comprehensive Loss

      Comprehensive loss includes unrealized investment gains that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive loss in stockholders' equity. A summary of comprehensive loss is as follows (in thousands):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------    ------------------
                                                      2001       2000       2001       2000
                                                    -------    -------    -------    -------

Net loss                                            $(2,854)   $(1,933)   $(7,802)   $(4,083)
Unrealized gain on available-for-sale investments        87         --         62         --
                                                    -------    -------    -------    -------
Comprehensive loss                                  $(2,767)   $(1,933)   $(7,740)   $(4,083)
                                                    =======    =======    =======    =======

Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS. 138.

      In July 2001, the FASB issued SFAS No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or the results of its operations.

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

                     September 30,      March 31,
                         2001             2001
                     -------------      ---------

Raw material            $  290           $2,598
Work-in-process            867              243
Finished goods           1,112            1,502
                        ------           ------
                        $2,269           $4,343
                        ======           ======

NOTE 4 - NET LOSS PER SHARE

      Net loss per share has been calculated in accordance with the FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive.

      The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands except per share amounts):

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------    --------    --------    --------
Historical:
Net loss attributable to common stockholders           $ (2,854)   $ (1,933)   $ (7,802)   $ (4,083)

Basic and diluted:
  Weighted average shares of common stock
    outstanding                                          21,842      14,276      21,840       9,755
  Less: Weighted average shares of common
    stock subject to repurchase                            (291)       (719)       (328)       (826)
                                                       --------    --------    --------    --------
Weighted average shares used in computing
    basic and diluted net loss per share                 21,551      13,557      21,512       8,929
                                                       ========    ========    ========    ========

Basic and diluted net loss per share attributable to
    common stockholders                                $  (0.13)   $  (0.14)   $  (0.36)   $  (0.46)
                                                       ========    ========    ========    ========

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

      As a result of the Company's continued losses, there was no provision for income taxes for the three and six months ended September 30, 2001 and 2000.

NOTE 6 - SIGNIFICANT CUSTOMERS

      Revenues to significant distributors and customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

                   THREE MONTHS ENDED         SIX MONTHS ENDED
                     SEPTEMBER 30,              SEPTEMBER 30,
                   ------------------        -----------------
                   2001         2000         2001         2000
                   ----         ----         ----         ----

Customer A          57%           *           48%           *
Customer B          25%          13%          20%           *
Customer C           *           25%           *           14%
Customer D           *           12%           *            *
Customer E           *           13%           *           11%
Customer F           *           12%           *            *
Customer G           *            *            *           18%

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

NOTE 8 - STOCK OPTION EXCHANGE OFFER

     In September 2001, the Company negotiated with certain employees for the voluntarily exchange of certain stock options grants. These employees exchanged certain of their existing options to purchase the Company's common stock for new options to purchase an equal number of shares of the Company's common stock. Approximately 621,528 options with a weighted-average exercise price of $7.26 were surrendered. During September 2001, those options were accepted and cancelled by the Company. The Company will undertake to grant new stock options, in lieu of the surrendered options, on a one-for-one basis to the employees. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation, and will not be granted to any employee who terminates employment during that six-month period. The exercise price of the new options will be the last reported trading price of the Company's common stock on the grant date and will not be exercisable until the employee has completed one year of service after the date of grant of the new options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. When used in this discussion, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues, operating expenses, net loss, gross profit and loss; reasons for decreased revenues and the slowdown of the interactive television industry; the effect of certain accounting principles; uses and sufficiency or our available cash, cash equivalents and short-term investments; reliance on original equipment manufacturers; effect of changes in foreign currency exchange rates; growth in operations; the ability to commercialize new technologies; the performance and utility of products and services; ability to compete and competitors; and anticipated uses of funds, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; the effect of the terrorist attacks in the United States and any resulting conflicts or similar events worldwide on our customers' demand of our products, general economic conditions and specific conditions in the markets we address; dependence on a key customer; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in "Factors that May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

      We design, develop and market semiconductors for the broadband set-top box, digital television and Internet enabled device markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

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

      Approximately 37%, 39%, 93% and 85% of our total revenues for the three and six months ended September 30, 2001 and 2000, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top two customers accounted for 82% and 68% of total revenues in the three and six months ended September 30, 2001, respectively. Our top five customers, including distributors, accounted for 75% and 43% of total revenues for the same periods ended September 30, 2000, respectively.

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

      We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2001, we had an accumulated deficit of approximately $43.8 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs.

      We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ---------------------           ---------------------
                                                       2001           2000             2001           2000
                                                      -----           -----           ------          -----
Revenues                                              100.0%          100.0%           100.0%         100.0%
Cost of revenues                                       54.5            52.3             92.5           52.7
                                                      -----           -----           ------          -----
Gross profit                                           45.5            47.7              7.5           47.3
Operating expenses:
Research and development                               92.6            38.6             98.9           37.2
Sales, general and administrative                      37.3            29.0             44.0           28.5
Amortization of deferred stock compensation            11.2            16.6             13.2           17.2
                                                      -----           -----           ------          -----
Total operating expenses                              141.1            84.2            156.1           82.9
                                                      -----           -----           ------          -----
Operating loss                                        (95.6)          (36.5)          (148.6)         (35.6)
Interest income                                        14.4             9.3             18.1            6.0
Interest expense                                         --              --               --           (1.0)
Amortization of debt guarantee costs and other           --            (1.9)              --           (4.2)
                                                      -----           -----           ------          -----
Other income, net                                      14.4             7.4             18.1            0.8
                                                      -----           -----           ------          -----
Net loss before extraordinary item                    (81.2)          (29.1)          (130.5)         (34.8)
Extraordinary item                                       --            15.5               --            8.5
                                                      -----           -----           ------          -----
Net loss after extraordinary item                     (81.2)%         (44.6)%         (130.5)%        (43.3)%
                                                      =====           =====           ======          =====

      Revenues. Revenues decreased to $3.5 million and $6.0 million in the three and six months ended September 30, 2001, respectively, compared to $4.3 million and $7.9 million in the three and six months ended September 30, 2000, respectively. The decreases were primarily due to a slower than anticipated emergence of the interactive television market and to weak general economic conditions. Revenues from two customers, Prediwave Corporation and Motorola Broadband (formerly General Instruments, Inc.), accounted for 57%, 25%, 48% and 20%, of total revenues for the three and six months ended September 30, 2001, respectively. We anticipate that Prediwave Corporation and Motorola Broadband will continue to be significant customers in the three months ended December 31, 2001. Although Prediwave has not placed orders for our products after the next quarter, we believe Prediwave will continue to be a significant customer.

      Gross margin. Cost of goods sold in the three months ended September 30, 2001 was 54.5%, compared to 52.3% in the same period in fiscal 2001. The higher cost of goods sold in the three months ended September 30, 2001 resulted primarily from lower production yield issues on one of our product families. Cost of goods sold in the six months ended September 30, 2001 was 92.5%, compared to 52.7% in the same period in fiscal 2001. Cost of goods sold in the six months ended September 30, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and in-transition inventory items within the 5000 product family. Excluding the inventory charge, gross margin decreased to 42.7% in the six months ended September 30, 2001 from 47.3% in the same period ended September 30, 2000. This decrease resulted primarily from unabsorbed overhead and lower production yield issues on one of our product families. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

      Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the broadband network and the Internet. Research and development expenses increased to $3.3 million and $5.9 million in the three and six months ended September 30, 2001, respectively, from $1.7 million and $2.9 million in the three and six months ended September 30, 2000, respectively. The increases in absolute dollars were primarily attributable to an increase in the number of research and development personnel as compared to the same periods in fiscal 2001, higher levels of depreciation resulting from the acquisition of computers, lab equipment and software, and the expansion of our research and development operation in the People's Republic of China. Our research and development activities in the People's Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 301 engineers and supporting staff in the People's Republic of China at September 30, 2001. Research and development expenses as a percentage of total revenues were 92.6% and 98.9% in the first three and six months of fiscal 2002 compared to 38.6% and 37.2% in the same periods of fiscal 2001, respectively. The increase in research and development expenses as a percentage of revenues in the three and six months ended September 30, 2001 compared to the same periods of fiscal 2001 is attributable to the decrease in revenues between periods. In the next few quarters, we expect absolute research and development expenses to stabilize with a small increase above the expense level in the three months ended September 30, 2001.

      Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $1.3 million and $2.6 million in the three and six months ended September 30, 2001, respectively, compared to $1.3 million and $2.2 million in the three and six months ended September 30, 2000, respectively. The increase in the six months ended September 30, 2001 over the same period in fiscal 2001 is primarily due to increased headcount, including the expansion of our domestic and international sales force, the building of our general and administrative infrastructure, and costs associated to being a public company. Sales, general and administrative expenses as a percentage of total revenues was 37.3% and 44.0% in the three and six months ended September 30, 2001, respectively, compared to 29.0% and 28.5% in the same periods of fiscal year 2001, respectively. The increase in sales, general and administrative expenses as a percentage of revenues in the three and six months ended September 30, 2001 compared to the same periods of fiscal 2001 is attributable to the decrease in revenues between periods.

      Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $393,000, $786,000, $717,000 and $1,354,000 in the three and six months ended
September 30, 2001 and 2000, respectively.

      Other income, net. Other income, net consists primarily of interest income, interest expense and amortization of guarantee debt costs. Other income, net was $507,000 and $1,079,000 for the three and six months ended September 30, 2001, respectively, compared to other income, net of $320,000 and $63,000 for the three and six months ended September 30, 2000, respectively. Other income, net generated in the three and six months ended September 30, 2001, was primarily a result of interest earned from our investments which increased significantly in fiscal 2001 as a result of our initial public offering in August 2000, and to a lesser extent, the repayment of our outstanding debt, partially offset by amortization of guarantee debt. Other income, net, in the three and six months ended September 30, 2000 consisted of interest income, partially offset by the amortization of deferred compensation related to warrants and options issued to guarantors of our debt, and interest expense on this debt.

      Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six months ended September 30, 2001 and 2000, and therefore made no provision for income tax in these periods.

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

Liquidity and Capital Resources

      During the six months ended September 30, 2001, we used $4.2 million of cash and cash equivalents in our operating activities as compared to $4.3 million during the six months ended September 30, 2000. The improvement in cash usage was mainly due to a significant decrease in receivables during the six months ended September 30, 2001 as compared to the six months ended September 30, 2000.

      Technology acquisitions and capital equipment purchases in the six months ended September 30, 2001 totaled $1.3 million and $1.1 million, respectively, compared to none and $471,000 in the six months ended September 30, 2000, respectively.

      At September 30, 2001, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $40.3 million. Working capital at September 30, 2001 was $41.6 million.

      Based on our current expectations, we believe that our cash and cash equivalents and short-term investment balances will be sufficient to meet our working capital and capital requirements through the next twelve months. We may utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Inflation

      The impact of inflation on our business has not been material for the periods ended September 30, 2001 and 2000.

Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS. 138.

      In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or the results of its operations.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

      We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the broadband set-top box, digital television and Internet enabled device markets in 1996. We have incurred net losses of approximately $43.8 million from our inception in March 1993 through September 30, 2001. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses will increase as we build our business and these increased expenses may impact our ability to become profitable.

      We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 2001, 2000, 1999 and for the three and six months ended September 30, 2001, research and development expenses represented 50.4%, 48.0%, 220.6%, 92.6% and 98.9% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our products or sustain our business.

      Our semiconductor solutions are incorporated into products that allow interactive television. The concept of interactive television and the market for products that facilitate it are new and developing. As a result, our profit potential is unproven and may never materialize. Broad acceptance of broadband set-top boxes, digital televisions and Internet enabled devices will depend on the extent to which consumers use devices other than personal computers to access the Internet. To date, the market for these products has not developed as quickly as our customers and we had previously anticipated. Consequently, certain of our customers have significant inventory of our semiconductors or products that incorporate our semiconductors, thereby limiting the opportunity to sell additional semiconductors to these customers until their present inventories are depleted. Our success will also depend on the ability of OEMs and service providers that work with our OEMs to create demand for and market the products incorporating our semiconductors. Unless a sufficiently large market for broadband set-top boxes, digital televisions, Internet enabled devices and other products that are used for interactive television develops, demand for products incorporating our semiconductor solutions may not be sufficient to sustain our business.

A significant amount of our revenues comes from two customers and any decrease in revenues from these customers could significantly impact our financial results.

      Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Sales to Prediwave Corporation and Motorola Broadband, OEMs, accounted for approximately 57%, 25%, 48% and 20% of our total revenues for the three and six months ended September 30, 2001, respectively. In the three months ended September 30, 2000, Fullerton Technology Co., Ltd. and Kanematsu Semiconductor Corp., distributors, Philips Industries, Inc, Flextronics International, Ltd. and Motorola Broadband, OEMs, accounted for 25%, 12%, 13%, 12% and 12% of total revenues, respectively. In the six months ended September 30, 2000, Weikeng Industries,

Inc. and Fullerton Technology Co., Ltd, distributors, and Philips Industries, Inc., an OEM, accounted for 18%, 14% and 11% of our total revenues, respectively. We may not be able to retain our two largest customers or to obtain additional key accounts. Prediwave, one of our largest customers, has not placed an order for delivery of our products after the next quarter. While we expect that Prediwave will place orders for additional products, any reduction or delay in sales of our products to Prediwave or another key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

      We operate in a highly competitive, quickly changing environment marked by new and emerging products and technologies. Our success depends on our ability to develop, introduce and successfully market new products and enhance our existing products in the broadband set-top box, digital television and Internet enabled device markets. The development of these new products is highly complex and, from time to time, we have experienced delays in completing their development and introduction. Any one of the following factors could affect our ability to develop, introduce and sell new products and could materially harm our business:

      o   our failure to complete new product designs in a timely manner;

      o our inability to manufacture our new products according to design specifications;

      o our inability to deliver our products to our customers in a timely manner for any reason, including a lack of manufacturing capacity or the failure of our contracted foundries to meet targeted manufacturing yields; and

      o our sales force's and independent distributors' inability to create adequate demand for our products.

Our future operating results are likely to fluctuate and may fail to meet expectations which could cause our stock price to decline.

      Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the emerging markets for broadband set-top boxes, digital televisions and Internet enabled devices. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

      o   the general condition in the semiconductor industry market;

      o fluctuations in the volume of product sales, changes in product mix and pricing concessions on sales;

      o the timing, rescheduling or cancellation of significant customer orders;

      o the timing of investments in, and the results of, research and development;

      o   changes in industry standards;

      o   introduction of interactive television services by service providers;

      o   availability of manufacturing capacity and raw materials;

      o   product introductions and price changes by our competitors;

      o our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles;

      o   the level of orders received that can be shipped in a given period;

      o changes in earning estimates or investment recommendations by analysts;

      o   changes in investors perceptions; and

      o the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

Our industry is highly competitive, and we cannot assure you that we will be able to effectively compete.

      The market for broadband set-top boxes, digital televisions and Internet enabled devices in particular, and the semiconductor industry in general, are highly competitive. We compete with a number of domestic and international suppliers of semiconductors in our targeted markets. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our targeted markets. We believe that we must compete on the basis of a variety of factors, including:

      o   functionality;

      o   performance;

      o   time to market;

      o   price;

      o   conformity to industry standards;

      o   product road maps; and

      o   technical support.

      We currently compete with ATI Technologies, Inc., Broadcom Corporation, and TeraLogic, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the broadband set-top box, digital television and Internet enabled device markets become more established. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation, Equator Technologies, Inc. and TeleCruz Technology, Inc., have announced that they are developing or plan to introduce competing products in the broadband set-top box, digital television and Internet enabled markets which could result in significant competition.

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

      The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure or inventory write-downs. On the other hand, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.

If we have to qualify new independent foundries for any of our products and do not have sufficient supply of our products on hand, we may lose revenues and damage our customer relationships.

      Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. The foundries we use have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start up of new process technologies. In the six months ended September 30, 2001, our gross margin decreased in part to unabsorbed overhead and lower production yields on one of our product families. In addition, the foundries we use are located in a seismically active area, and earthquakes have caused these foundries to close for repairs, resulting in a delay in manufacturing our products.

      Although we primarily utilize two independent foundries, most of our components are not manufactured at both foundries at any given time. The inability of one of the foundries to provide components could result in significant delays and harm our business. In the event either foundry experienced manufacturing or financial difficulties or suffered any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan's infrastructure. Similarly, in September 2001, a typhoon hit Taiwan causing businesses in Taipei and the financial markets to close for two days. In addition, as a result of the rapid growth of the semiconductor industry based in the industrial park where both foundries are located, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity or a natural disaster could adversely affect these foundries' ability to supply our products, which could have a material adverse effect on our operating results.

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

      The manufacture of semiconductors is a complex process. Foundries may not achieve acceptable product yields from time to time due to the complexity of the integrated circuit design, inadequate manufacturing processes and other reasons. We refer to the proportion of final acceptable integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could have been produced from the raw materials as our product yields. Identifying defects and determining the reason for low yields may be discovered after production has begun and at various stages of the production cycle. In the six months ended September 30, 2001, our gross margin decreased in part to unabsorbed overhead and lower production yields on one of our product families. Our failure to discover defects early in the production cycle will result in higher costs and may require a diversion of our technical personnel and resources away from product development in order to correct the defect. In addition, defective products that have been released into the market and distributed to our customers and end users may result in harm to our reputation, significant warranty costs, diversion of our technical and managerial resources and potential product liability claims that would be costly to defend.

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

      Sales of our products to our OEM customers and to distributors located outside the United States accounted for 67%, 71%, 81%, 37% and 39% of our total revenues in fiscal years 2001, 2000, 1999 and for the three and six months ended September 30, 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers' budgets, our operating results could be negatively impacted.

      The primary customers for our products are companies in the broadband set-top box, digital television and Internet enabled device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which may negatively impact our business and operating results. Some analysts have predicted that a further decline in the United States economy will result from the terrorist attacks in the United States war. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and perspective customers may reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

      In addition, the markets of semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and my continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.

The rapid growth of our business and operations has strained and may continue to strain our administrative, operational and financial resources, and our failure to manage our future growth could affect our operations and our future ability to expand.

      We have in the past and may in the future experience rapid growth and expansion in our business and operations. Our growth has placed, and may continue to place, a significant strain on our administrative, operational and financial resources and increased demands on our systems and controls. Our future growth may require the implementation of a variety of new and upgraded operational and financial systems, procedures and controls, including improvement of our accounting and other internal management systems, all of which may require substantial managerial effort. We cannot assure you that these efforts would be accomplished successfully. Our growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel, and may require that we recruit, hire and train a substantial number of new personnel. Our failure to manage our past and future growth could prevent us from successfully achieving market acceptance for our products, disrupt our operations, delay our expansion and harm our business.

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

      We rely on strategic relationships with some of our customers who we believe are the market leaders in our target markets. These relationships often involve the proposed development by us of new products involving significant technological challenges. Since the proposed products under development may offer potential competitive advantages to our customers, considerable pressure is frequently placed on us to meet development schedules. While an essential element of our strategy involves establishing such relationships, these projects require substantial amounts of our limited resources, with no guarantee of revenues to us, and could materially detract from or delay the completion of other important development projects. Delays in development could impair the relationship between our customers and us and negatively impact sales of the products under development. Moreover, our customers may develop their own solutions for products currently supplied by us, which could have an adverse effect on our business.

We depend on third party subcontractors for assembly of our semiconductors which reduces our control over the delivery, quantity, quality, or cost of our products.

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

      We operate our research and development facility in the People's Republic of China. In addition, almost all of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan. The political and economic conditions in the region, including the People's Republic of China's dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot assure you that restrictive laws or policies on the part of either the People's Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

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

      The Federal Communications Commission, or the FCC, has broad jurisdiction over our target markets. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, broadband set-top boxes, digital televisions and Internet enabled devices, must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may, in turn, harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on systems of suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

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

                    None

ITEM 3:     DEFAULT UPON SENIOR SECURITIES

                    None

ITEM 4:     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          On August 21, 2001, we held our 2001 Annual Meeting of Stockholders at which our stockholders approved the following:

   (a) Election of the two Class I directors to serve until the 2004 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

                                    For              Withheld
                                    ---              --------
              David Dicioccio       14,213,363       328,700
              Eli Porat             14,216,063       326,000

   (b) An amendment of our Amended and Restated 2000 Stock Incentive Plan to increase the number of stock options granted annually to each non-employee director from 7,500 shares to 10,000 shares and to change the vesting schedule for options granted to non-employee directors from 5 years to 24 months:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    14,359,214       174,659           8,190

   (c) An amendment to our Amended and Restated 2000 Stock Incentive Plan to increase the number of shares automatically made available for issuance under the Plan on January 1 of each year from 73,000 shares to 730,000 shares:

                                    For              Against           Abstain          Broker Non-Vote
                                    ---              -------           -------          ---------------
                                    6,243,594        2,837,685         699,056          4,761,728

   (d) Ratification of the appointment of Arthur Andersen LLP as our independent auditors for the current year:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    13,854,085       75,700            6,265


ITEM 5:     OTHER INFORMATION

                    None

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

                None

       (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TVIA, INC.

November 13, 2001                   By:          /s/ Michael Hoberg
                                      -----------------------------------------
                                                   Michael Hoberg
                                               Vice President of Finance,
                                        Chief Financial Officer and Secretary
                                           (Principal Financial Officer and
                                              Duly Authorized Signatory)