Form 10-Q
period 2001-12-31
TVIA INC
filed 2002-02-14
CIK 1109279

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On January 31, 2002, 22,027,938 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                            TVIA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I:    Financial Information

Item 1:    Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 2001 and March 31, 2001              3

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           December 31, 2001 and 2000                                                                 4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           December 31, 2001 and 2000                                                                 5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                           6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations     10

Item 3:    Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risk         21

Part II:    Other Information

Item 1:    Legal Proceedings                                                                         22

Item 2:    Change in Securities and Use of Proceeds                                                  22

Item 3:    Default upon Senior Securities                                                            22

Item 4:    Submission of Matters to Vote of Security Holders                                         22

Item 5:    Other Information                                                                         22

Item 6:    Exhibits and Reports on Form 8-K                                                          23

Signature                                                                                            23

Exhibit Index                                                                                        24

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            TVIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                            DECEMBER 31,    MARCH 31,
                                                               2001           2001
                                                            ------------    ---------
                                                            (Unaudited)
ASSETS
Current Assets:

     Cash and cash equivalents                               $  8,392       $ 21,267
     Short-term investments                                    30,072         25,415
     Accounts receivable, net                                     571          1,941
     Inventories                                                1,455          4,343
     Other current assets and prepaid expenses                  1,173          1,352
                                                             --------       --------
        Total current assets                                   41,663         54,318

Property and Equipment, at cost:                                5,475          3,507
    Less accumulated depreciation and amortization             (2,293)        (1,533)
                                                             --------       --------
                                                                3,182          1,974
Other Assets                                                    2,491          1,143
                                                             --------       --------
        Total assets                                         $ 47,336       $ 57,435
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $    706       $  1,132
    Accrued liabilities and other                               2,162          2,881
                                                             --------       --------
        Total current liabilities                               2,868          4,013

Commitments and contingencies (Note 8)
Stockholders' Equity:
     Common stock                                                  22             22
     Additional paid-in-capital                                91,153         90,976
     Warrants to purchase common stock                          1,099          1,099
     Deferred stock compensation                                 (988)        (2,167)
     Accumulated comprehensive income                             160            148
     Accumulated deficit                                      (46,318)       (35,996)
     Treasury stock                                              (660)          (660)
                                                             --------       --------
        Total stockholders' equity                             44,468         53,422
                                                             --------       --------
        Total liabilities and stockholders' equity           $ 47,336       $ 57,435
                                                             ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   (Unaudited)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     DECEMBER 31,                   DECEMBER 31,
                                                               -----------------------       -----------------------
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------
Total revenues                                                 $  4,210       $  3,254       $ 10,188       $ 11,118

Cost of revenues                                                  2,282          1,790          7,810          5,933
                                                               --------       --------       --------       --------
      Gross profit                                                1,928          1,464          2,378          5,185

Operating expenses:
      Research and development                                    3,244          1,943          9,156          4,867
      Sales, general and administrative                           1,212          1,767          3,845          4,013
      Amortization of deferred stock compensation                   393            681          1,179          2,035
                                                               --------       --------       --------       --------

Total operating expenses                                          4,849          4,391         14,180         10,915
                                                               --------       --------       --------       --------
      Operating loss                                             (2,921)        (2,927)       (11,802)        (5,730)

Other income, net:
      Interest income                                               401            866          1,480          1,334
      Interest expense                                               --             --             --            (78)
      Amortization of debt guarantee costs and other                 --             --             --           (327)
                                                               --------       --------       --------       --------

      Other income, net                                             401            866          1,480            929
                                                               --------       --------       --------       --------

      Net loss before extraordinary item                         (2,520)        (2,061)       (10,322)        (4,801)
      Extraordinary item, net of income taxes                        --             --             --            672
                                                               --------       --------       --------       --------
      Net loss                                                 $ (2,520)      $ (2,061)      $(10,322)      $ (5,473)
                                                               ========       ========       ========       ========

Dividend related to convertible preferred stock                $     --       $     --       $     --       $   (671)
                                                               --------       --------       --------       --------

      Net loss attributable to common stockholders             $ (2,520)      $ (2,061)      $(10,322)      $ (6,144)
                                                               ========       ========       ========       ========

Basic and diluted net loss attributable to
      common stockholders before extraordinary item            $  (0.12)      $  (0.10)      $  (0.48)      $  (0.37)
                                                               ========       ========       ========       ========
Basic and diluted net loss attributable to
      common stockholders after extraordinary item             $  (0.12)      $  (0.10)      $  (0.48)      $  (0.48)
                                                               ========       ========       ========       ========
Shares used in computing basic and diluted net loss
      attributable to common stockholders before and
      after extraordinary item                                   21,897         21,317         21,654         12,929
                                                               ========       ========       ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                               -----------------------
                                                                     (Unaudited)
                                                                 2001           2000
                                                               --------       --------
Net cash used in operating activities                          $ (5,079)      $ (6,258)
                                                               --------       --------

Cash flows from investing activities:

        Purchases of available-for-sale investments              (4,657)        (8,109)
        Purchases of license technology                          (1,348)            --
        Purchases of property and equipment                      (1,968)          (840)
                                                               --------       --------
           Net cash used in investing activities                 (7,973)        (8,949)
                                                               --------       --------

Cash flows from financing activities:

        Proceeds from loans payable                                  --            159
        Payments on loans payable                                    --         (4,188)
        Proceeds from issuance of common stock                      177         56,261
        Restricted funds from stock subscription for
           convertible preferred stock                               --          3,075
        Acquisition of treasury stock                                --           (660)
                                                               --------       --------

           Net cash provided by financing activities                177         54,647
                                                               --------       --------

(Decrease)/Increase in cash and cash equivalents                (12,875)        39,440

Cash and cash equivalents at beginning of period                 21,267          3,789
                                                               --------       --------

Cash and cash equivalents at end of period                     $  8,392       $ 43,229
                                                               ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                            TVIA, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary ("the Company") for the fiscal year ended March 31, 2001, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2001.

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


                                              As of December 31, 2001 (in thousands)
                                              -------------------------------------
                                                           Aggregated
                                               Amortized      Fair      Unrealized
                                                  Cost        Value        Gain
                                              ----------   ----------   -----------
U.S. government and agency securities           $ 2,401      $ 2,404      $     3

U.S. corporate and bank debt                     27,511       27,668          157
                                                -------      -------      -------
                                                $29,912      $30,072      $   160
                                                =======      =======      =======

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

        The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definite purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable. For each of the three and nine months ended December 31, 2001 and 2000, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

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

Comprehensive Loss

        Comprehensive loss includes unrealized investment gains (losses) that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive loss in stockholders' equity. A summary of comprehensive loss is as follows (in thousands):


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                                  -----------------------       -----------------------
                                                                    2001           2000           2001           2000
                                                                  --------       --------       --------       --------
Net loss                                                          $ (2,520)      $ (2,061)      $(10,322)      $ (6,144)
Unrealized (loss) gain on available-for-sale investments               (50)            37             12             37
                                                                  --------       --------       --------       --------
Comprehensive loss                                                $ (2,570)      $ (2,024)      $(10,310)      $ (6,107)
                                                                  ========       ========       ========       ========


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


                        December 31,     March 31,
                           2001            2001
                        ------------     ---------
Raw material              $  265          $2,598
Work-in-process              258             243
Finished goods               932           1,502
                          ------          ------
                          $1,455          $4,343
                          ======          ======


NOTE 4 -- OTHER ASSETS

        Other assets consist of technology licenses acquired relating to the Company's existing and future products. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of, " the Company periodically evaluates the carrying amount of its long-lived assets when events of changes in product lifecycles have occurred which would indicate the carrying amount of such assets may not be fully recoverable. To the extend that actual market conditions differ significantly from management's estimates, the estimated fair market value of our long-lived assets could change which may result in a future impairment charge.

NOTE 5 - NET LOSS PER SHARE

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

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands except per share amounts):


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     DECEMBER 31,                  DECEMBER 31,
                                                               -----------------------       -----------------------
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------
Historical:
Net loss attributable to common stockholders                   $ (2,520)      $ (2,061)      $(10,322)      $ (6,144)

Basic and diluted:
  Weighted average shares of common stock
       outstanding                                               22,251         21,891         21,977         13,801
  Less: Weighted average shares of common
      stock subject to repurchase                                  (354)          (574)          (323)          (872)
                                                               --------       --------       --------       --------
Weighted average shares used in computing
      basic and diluted net loss per share                       21,897         21,317         21,654         12,929
                                                               ========       ========       ========       ========

Basic and diluted net loss per share attributable to
      common stockholders                                      $  (0.12)      $  (0.10)      $  (0.48)      $  (0.48)
                                                               ========       ========       ========       ========


NOTE 6 - INCOME TAXES

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

        As a result of the Company's continued losses, there was no provision for income taxes for the three and nine months ended December 31, 2001 and 2000.

NOTE 7 - SIGNIFICANT CUSTOMERS

        Revenues to significant distributors and customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:


                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                     DECEMBER 31,                DECEMBER 31,
                               ----------------------       ----------------------
                                 2001          2000           2001          2000
                               --------      --------       --------      --------
Customer A                           76%            *             60%            *
Customer B                           12%           20%            17%           11%*
Customer C                            *             *              *            12%
Customer D                            *            26%             *            13%
Customer E                            *            17%             *             *
Customer F                            *            11%             *             *
(* = less than 10%)*


The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE 9. STOCK OPTION EXCHANGE OFFER

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. When used in this discussion, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues, operating expenses, net loss, gross profit; reasons for decreased revenues and the slowdown of the interactive television industry; the effect of certain accounting principles; uses and sufficiency or our available cash, cash equivalents and short-term investments; reliance on original equipment manufacturers; effect of changes in foreign currency exchange rates; the ability to commercialize new technologies; the performance and utility of products and services; ability to compete and competitors; and anticipated uses of funds, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; the effect of the terrorist attacks in the United States and any resulting conflicts or similar events worldwide on our customers' demand of our products; general economic conditions and specific conditions in the markets we address; dependence on a key customer; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in "Factors that May Affect Future Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

        We design, develop and market semiconductors for the broadband set-top box, digital television and information access device markets. Our semiconductor solutions process rich media content streams available from the Internet and from television and enable consumers to have a customized and interactive television viewing experience.

        We currently have two product families: the CyberPro 5000 family, introduced in calendar year 1998 and the CyberPro 5300 family, introduced in calendar year 1999. These product families currently generate most of our revenues. We sell our products through three channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products through sales representatives who receive a commission. Finally, we sell our products to a number of distributors who have contractual rights to earn a negotiated margin on the sale of our products. We defer recognition of revenues for sales to our distributors until payment is received or until they have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

        Approximately 19%, 31%, 71% and 77% of our total revenues for the three and nine months ended December 31, 2001 and 2000, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top two customers accounted for 88% and 77% of total revenues in the three and nine months ended December 31, 2001, respectively; however, we anticipate that sales to these two customers in future periods will not be at the level experienced in the quarter ended December 31, 2001. Our top customers, including distributors, who accounted for ten percent or more of total revenues, represented 74% and 37% of total revenues for the same periods ended December 31, 2000, respectively.

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

        We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2001, we had an accumulated deficit of approximately $46.3 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs.

        We have a subsidiary in the People's Republic of China which performs research and development, and a branch office in Taiwan which is primarily engaged in sales efforts.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               DECEMBER 31,                   DECEMBER 31,
                                                        ------------------------        ------------------------
                                                          2001            2000            2001            2000
                                                        --------        --------        --------        --------
Revenues                                                   100.0%          100.0%          100.0%          100.0%
Cost of revenues                                            54.2            55.0            76.7            53.4
                                                        --------        --------        --------        --------
Gross profit                                                45.8            45.0            23.3            46.6
Operating expenses:
Research and development                                    77.1            59.7            89.9            43.8
Sales, general and administrative                           28.8            54.3            37.7            36.1
Amortization of deferred stock compensation                  9.3            20.9            11.6            18.3
                                                        --------        --------        --------        --------
Total operating expenses                                   115.2           134.9           139.2            98.2
                                                        --------        --------        --------        --------
Operating loss                                             (69.4)          (89.9)         (115.9)          (51.6)
Interest income                                              9.5            26.6            14.6            12.0
Interest expense                                              --              --              --            (0.7)
Amortization of debt guarantee costs and other                --              --              --            (2.9)
                                                        --------        --------        --------        --------
Other income, net                                            9.5            26.6            14.6             8.4
                                                        --------        --------        --------        --------
Net loss before extraordinary item                         (59.9)          (63.3)         (101.3)          (43.2)
Extraordinary item                                            --              --              --             6.0
                                                        --------        --------        --------        --------
Net loss after extraordinary item                          (59.9)%         (63.3)%        (101.3)%         (49.2)%
                                                        --------        --------        --------        --------


        Revenues. Revenues increased to $4.2 million in the three months ended December 31, 2001, compared to $3.3 million in the same period in fiscal 2001 due to increased shipments to Prediwave Corporation. Revenues in the nine months ended December 31, 2001 decreased to $10.2 million, compared to $11.1 million in the nine months ended December 31, 2000. This decrease was primarily due to weak general economic conditions in fiscal 2002 and a slower than anticipated emergence of the interactive television market. Revenues from two customers, Prediwave Corporation and Motorola Broadband (formerly General Instruments, Inc.), accounted for 76%, 12%, 60% and 17%, of total revenues for the three and nine months ended

December 31, 2001, respectively. We anticipate that Prediwave Corporation will continue to be a significant customer in the three months ended March 31, 2002; however, we anticipate that such sales will not be at the level of the quarter ended December 31, 2001.

        Gross margin. Cost of goods sold in the three months ended December 31, 2001 was flat at 54.2%, compared to 55.0% in the same period in fiscal 2001. Cost of goods sold in the nine months ended December 31, 2001 was 76.7%, compared to 53.4% in the same period in fiscal 2001. Cost of goods sold in the nine months ended December 31, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and product transition within the 5000 product family. Excluding the inventory charge, gross margin decreased to 44.0% in the nine months ended December 31, 2001 from 46.6% in the same period ended December 31, 2000. This decrease resulted primarily from unabsorbed overhead and lower production yield issues on one of our product families in the first six months of fiscal 2002. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

        Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the broadband network and the Internet. Research and development expenses increased to $3.2 million and $9.2 million in the three and nine months ended December 31, 2001, respectively, from $1.9 million and $4.9 million in the three and nine months ended December 31, 2000, respectively. The increases in absolute dollars were primarily attributable to an increase in the number of research and development personnel as compared to the same periods in fiscal 2001, higher levels of depreciation resulting from the acquisition of computers, lab equipment and software, and the expansion of our research and development operation in the People's Republic of China. Our research and development activities in the People's Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 285 engineers and supporting staff in the People's Republic of China at December 31, 2001. Research and development expenses as a percentage of total revenues were 77.1% and 89.9% in the three and nine months ended December 31, 2001 compared to 59.7% and 43.8% in the same periods of fiscal 2001, respectively. The increase in research and development expenses as a percentage of revenues in the three and nine months ended December 31, 2001 compared to the same periods of fiscal 2001 is attributable to research and development expenses increasing at a much faster rate than revenues in these periods.

        Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $1.2 million and $3.8 million in the three and nine months ended December 31, 2001, respectively, compared to $1.8 million and $4.0 million in the three and nine months ended December 31, 2000, respectively. The decrease in the three and nine months ended December 31, 2001 over the same period in fiscal 2001 is primarily due to higher marketing trade show expenses incurred in the third quarter of fiscal 2001, and a collection of $162,000 in the third quarter of fiscal 2002 of a receivable that had previously been expensed as uncollectible. Sales, general and administrative expenses as a percentage of total revenues was 28.8% and 37.7% in the three and nine months ended December 31, 2001, respectively, compared to 54.3% and 36.1% in the same periods of fiscal year 2001, respectively. In the next few quarters, we expect absolute sales, general and administrative expenses to remain approximately at the expense level incurred in the three months ended December 31, 2001.

        Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $393,000, $1,179,000, $681,000 and $2,035,000 in the three and nine months ended
December 31, 2001 and 2000, respectively.

        Other income, net. Other income, net consists primarily of interest income, interest expense and amortization of guarantee debt costs. Other income, net was $401,000 and $1,480,000 for the three and nine months ended December 31, 2001, respectively, compared to other income, net of $866,000 and $929,000 for the three and nine months ended December 31, 2000, respectively. Other income, net generated in the three and nine months ended December 31, 2001, was primarily a result of interest earned from our investments which increased significantly in fiscal 2001 as a result of our initial public offering in August 2000. Other income, net, in the three and nine months ended December 31, 2000 consisted of interest income, partially offset by the amortization of deferred compensation related to warrants and options issued to guarantors of our debt, and interest expense on this debt. The decrease in other income, net in the three months ended December 31, 2001 from the three months ended December 31, 2000, was due to a lower amount of cash and investments and a lower return on our investments.

        Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine months ended

December 31, 2001 and 2000, and therefore made no provision for income tax in these periods.

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

Liquidity and Capital Resources

        During the nine months ended December 31, 2001, we used $5.1 million of cash and cash equivalents in our operating activities as compared to $6.3 million during the nine months ended December 31, 2000. The improvement in cash usage was mainly due to a significant decrease in receivables and inventories during the nine months ended December 31, 2001 as compared to a significant increase in the nine months ended December 31, 2000.

        Technology acquisitions and capital equipment purchases in the nine months ended December 31, 2001 totaled $1.3 million and $2.0 million, respectively, compared to none and $840,000 in the nine months ended December 31, 2000, respectively.

        In the third quarter of fiscal 2002, the Company's Board of Directors approved a stock repurchase program of up to 200,000 shares of its common stock. There has been no common stock repurchased as of December 31, 2001.

        At December 31, 2001, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $38.5 million. Working capital at December 31, 2001 was $38.8 million.

        Based on our current expectations, we believe that our cash and cash equivalents and short-term investment balances will be sufficient to meet our working capital and capital requirements through the next twelve months. We may utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Inflation

        The impact of inflation on our business has not been material for the periods ended December 31, 2001 and 2000.

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

        We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the broadband set-top box, digital television and information access device markets in 1996. We have incurred net losses of approximately $46.3 million from our inception in March 1993 through December 31, 2001. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

        We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People's Republic of China. For the fiscal years ended March 31, 2001, 2000, 1999 and for the three and nine months ended December 31, 2001, research and development expenses represented 50.4%, 48.0%, 220.6%, 77.1% and 89.9% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on expanding our research and development. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our products or sustain our business.

        Our semiconductor solutions are incorporated into products that allow interactive television. The concept of interactive television and the market for products that facilitate it are new and developing. As a result, our profit potential is unproven and may never materialize. Broad acceptance of broadband set-top boxes, digital televisions and information access devices will depend on the extent to which consumers use devices other than personal computers to access the Internet. To date, the market for these products has not developed as quickly as our customers and we had previously anticipated. Consequently, certain of our customers have significant inventory of our semiconductors or products that incorporate our semiconductors, thereby limiting the opportunity to sell additional semiconductors to these customers until their present inventories are depleted. Our success will also depend on the ability of OEMs and service providers that work with our OEMs to create demand for and market the products incorporating our semiconductors. Unless a sufficiently large market for broadband set-top boxes, digital televisions, information access devices and other products that are used for interactive television develops, demand for products incorporating our semiconductor solutions may not be sufficient to sustain our business.

A significant amount of our revenues comes from two customers and any decrease in revenues from these customers could significantly impact our financial results.

        Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs for a significant portion of our total revenues. Sales to Prediwave Corporation and Motorola Broadband (formerly General Instruments, Inc.), OEMs, accounted for approximately 76%, 12%, 60% and 17% of our total revenues for the three and nine months ended December 31, 2001, respectively. In the three months ended December 31, 2000, Kanematsu Semiconductor Corp., a distributor, Motorola Broadband, Allwell Technology, Inc, and Flextronics International, Ltd., OEMs, accounted for 26%, 20%, 17% and 11% of total revenues, respectively. In the nine months ended December 30, 2000, Kanematsu Semiconductor Corp. and Weikeng Industries, Inc., Ltd, distributors, and Motorola Broadband, an OEM, accounted for 13%, 12% and 11% of our total revenues, respectively. We may not be able to retain our two largest customers or to obtain additional key accounts. Prediwave Corporation, one of our largest customers, has not placed an order for delivery of our products after the fourth quarter of fiscal 2002. While we expect that Prediwave Corporation will place orders for additional products, we anticipate that sales to Prediwave Corporation in the quarter ended March 31, 2002 and in future periods will not be at the level experienced in the quarter ended December 31, 2001. Any reduction or delay in sales of our products to

Prediwave or another key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

        We operate in a highly competitive, quickly changing environment marked by new and emerging products and technologies. Our success depends on our ability to develop, introduce and successfully market new products and enhance our existing products in the broadband set-top box, digital television and information access device markets. The development of these new products is highly complex and, from time to time, we have experienced delays in completing their development and introduction. Any one of the following factors could affect our ability to develop, introduce and sell new products and could materially harm our business:

        -       our failure to complete new product designs in a timely manner;

        - our inability to manufacture our new products according to design specifications;

        - our inability to deliver our products to our customers in a timely manner for any reason, including a lack of manufacturing capacity or the failure of our contracted foundries to meet targeted manufacturing yields; and

        - our sales force's and independent distributors' inability to create adequate demand for our products.

Our future operating results are likely to fluctuate and may fail to meet expectations which could cause our stock price to decline.

        Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the emerging markets for broadband set-top boxes, digital televisions and information access devices. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

        -       the general condition in the semiconductor industry market;

        - fluctuations in the volume of product sales, changes in product mix and pricing concessions on sales;

        - the timing, rescheduling or cancellation of significant customer orders;

        - the timing of investments in, and the results of, research and development;

        -       changes in industry standards;

        - introduction of interactive television services by service providers;

        -       availability of manufacturing capacity and raw materials;

        -       product introductions and price changes by our competitors;

        - our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles;

        - the level of orders received that can be shipped in a given period;

        - changes in earning estimates or investment recommendations by analysts;

        -       changes in investors perceptions; and

        - the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

Our industry is highly competitive, and we cannot assure you that we will be able to effectively compete.

        The market for broadband set-top boxes, digital televisions and information access devices in particular, and the semiconductor industry in general, are highly competitive. We compete with a number of domestic and international suppliers of semiconductors in our targeted markets. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our targeted markets. We believe that we must compete on the basis of a variety of factors, including:

        -       functionality;

        -       performance;

        -       time to market;

        -       price;

        -       conformity to industry standards;

        -       product road maps; and

        -       technical support.

        We currently compete with ATI Technologies, Inc., Broadcom Corporation, and TeraLogic, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the broadband set-top box, digital television and information access device markets become more established. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation, Equator Technologies, Inc. and TeleCruz Technology, Inc., have announced that they are developing or plan to introduce competing products in the broadband set-top box, digital television and information access markets which could result in significant competition.

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

        Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. The foundries we use have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start up of new process technologies. In the nine months ended December 31, 2001, our gross margin decreased in part to unabsorbed overhead and lower production yields on one of our product families in the first six months of fiscal 2002. In addition, the foundries we use are located in a seismically active area, and earthquakes have caused these foundries to close for repairs, resulting in a delay in manufacturing our products.

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

        The manufacture of semiconductors is a complex process. Foundries may not achieve acceptable product yields from time to time due to the complexity of the integrated circuit design, inadequate manufacturing processes and other reasons. We refer to the proportion of final acceptable integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could have been produced from the raw materials as our product yields. Identifying defects and determining the reason for low yields may be discovered after production has begun and at various stages of the production cycle. In the nine months ended December 31, 2001, our gross margin decreased in part to unabsorbed overhead and lower production yields on one of our product families in the first six months of fiscal 2002. Our failure to discover defects early in the production cycle will result in higher costs and may require a diversion of our technical personnel and resources away from product development in order to correct the defect. In addition, defective products that have been released into the market and distributed to our customers and end users may result in harm to our reputation, significant warranty costs, diversion of our technical and managerial resources and potential product liability claims that would be costly to defend.

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

        Sales of our products to our OEM customers and to distributors located outside the United States accounted for 67%, 71%, 81%, 19% and 31% of our total revenues in fiscal years 2001, 2000, 1999 and for the three and nine months ended December 31, 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

        The primary customers for our products are companies in the broadband set-top box, digital television and information access device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which may negatively impact our business and operating results. Some analysts have predicted that a further decline in the United States economy will result from the terrorist attacks in the United States war. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and perspective customers may reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

        Our success depends on the skills, experience and performance of our executive officers and other key management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on Kenny Liu, our Chairman, and Eli Porat, our Chief Executive Officer. The competition for employees with these skills is intense, particularly in the San Francisco Bay Area, and we may not be able to attract and retain a sufficient number of such qualified new personnel in the future. The loss of the service of one or more of our key employees, or our failure to attract, retain and motivate qualified personnel would inhibit the growth of our business.

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

        The Federal Communications Commission, or the FCC, has broad jurisdiction over our target markets. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, broadband set-top boxes, digital televisions and Information access devices, must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may, in turn, harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on systems of suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

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

        None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits


      Exhibit No.   Exhibit Description
      -----------   -------------------
        10.18       Option agreement between Tvia, Inc. and Eli Porat dated November
                    30, 2001

        10.19       Option agreement between Tvia, Inc. and Eli Porat dated November
                    30, 2001


        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TVIA, INC.

February 14, 2002                       By:      /s/ Michael Hoberg
                                           -------------------------------------
                                                     Michael Hoberg
                                               Vice President of Finance,
                                          Chief Financial Officer and Secretary
                                            (Principal Financial Officer and
                                               Duly Authorized Signatory)

                   EXHIBIT INDEX TO TVIA, INC. AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

      Exhibit No.   Exhibit Description
      -----------   -------------------
        10.18       Option agreement between Tvia, Inc. and Eli Porat dated November
                    30, 2001

        10.19       Option agreement between Tvia, Inc. and Eli Porat dated November
                    30, 2001