Form 10-Q
period 2002-06-30
TVIA INC
filed 2002-08-12
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-30539

TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0549628 (I.R.S. employer identification number)

4001 Burton Drive, Santa Clara, California 95054
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 982-8588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

On July 31, 2002, 22,065,660 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2002

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	JUNE 30,	MARCH 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,375	$6,445
Short-term investments	25,955	29,060
Accounts receivable, net	455	164
Inventories	1,570	1,510
Other current assets and prepaid expenses	881	1,262

Total current assets	35,236	38,441
Property and equipment, net	2,876	2,945
Other assets	2,006	2,001

Total assets	$40,118	$43,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$794	$691
Accrued liabilities and other	1,895	1,771

Total current liabilities	2,689	2,462
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,082 and 22,138 shares outstanding, respectively	22	22
Additional paid-in-capital	92,383	92,388
Deferred stock compensation	(397)	(595)
Accumulated comprehensive income	57	31
Accumulated deficit	(53,973)	(50,261)
Treasury stock	(663)	(660)

Total stockholders’ equity	37,429	40,925

Total liabilities and stockholders’ equity	$40,118	$43,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	THREE MONTHS ENDED
	JUNE 30,

	2002	2001

Total revenues	$706	$2,463
Cost of revenues	456	3,611

Gross profit (loss)	250	(1,148)
Operating expenses:
Research and development	2,786	2,658
Sales, general and administrative	1,224	1,321
Amortization of deferred stock compensation	198	393

Total operating expenses	4,208	4,372

Operating loss	(3,958)	(5,520)
Interest income	246	572

Net loss	$(3,712)	$(4,948)

Basic and diluted net loss	$(0.17)	$(0.23)

Shares used in computing basic and diluted net loss	21,983	21,493

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	THREE MONTHS ENDED
	JUNE 30,

	2002	2001

Net cash used in operating activities	$(3,011)	$(1,533)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	3,131	(2,460)
Purchases of license technology	(5)	(1,042)
Purchases of property and equipment	(177)	(754)

Net cash provided (used) by investing activities	2,949	(4,256)

Cash flows from financing activities:
Proceeds from issuance of common stock	3	14
Repurchase of common stock	(11)	—

Net cash provided (used) by financing activities	(8)	14

Decrease in cash and cash equivalents	(70)	(5,775)
Cash and cash equivalents at beginning of period	6,445	21,267

Cash and cash equivalents at end of period	$6,375	$15,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2002, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2002.

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

Consolidation

     The condensed consolidated financial statements herein presented include the results and financial position of Tvia and its wholly-owned subsidiary in China. The functional currency of the Chinese subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the condensed consolidated statements of operations. All intercompany transactions and balances have been eliminated in the consolidation.

Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations. The value of the Company’s investments by major security type is as follows:

	As of June 30, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

U.S. government and agency securities	$4,395	$4,401	$6	$—
U.S. corporate and bank debt	21,503	21,554	51	—

	$25,898	$25,955	$57	$—

	As of March 31, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

U.S. government and agency securities	$2,249	$2,241	$—	$(8)
U.S. corporate and bank debt	26,780	26,819	39	—

	$29,029	$29,060	$39	$(8)

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end user.

     The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9. Under SOP 97-2, software revenues are recognized when an agreement has been executed or a definitive purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. For the quarters ended June 30, 2002 and 2001, revenues from the sale of software development kits and application modules were less than 10% of net revenues.

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	The three months
	ended June 30,

	2002	2001

Customer A	*	48%
Customer B	*	24%
Customer C	*	12%
Customer D	41%	*
Customer E	12%	*

(* = less than 10%)

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

     As of June 30 and March 31, 2002, accounts receivable were concentrated with customers as follows:

	June 30,	March 31,
	2002	2002

Accounts receivable:
Customer A	16%	*
Customer B	56%	*
Customer C	*	71%

(* = less than 10%)

Comprehensive Loss

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” which establishes standards for reporting and displaying comprehensive income in a full set of financial statements. Comprehensive income or loss includes unrealized investment gains (losses) that have been previously excluded from net loss and reflected instead as a component of accumulated comprehensive income or loss in stockholders’ equity. A summary of comprehensive loss is as follows (in thousands):

	Three months ended
	June 30,

	2002	2001

Net loss	$(3,712)	$(4,948)
Change in unrealized gains (losses) on available-for-sale investments	26	(25)

Comprehensive loss	$(3,686)	$(4,973)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 and SFAS No. 142, “Business Combinations” and “Goodwill and Other Intangibles.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. The Company adopted SFAS No. 141 and SFAS No. 142 as of April 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements.

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

     On April 30, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit of Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a significant impact on its financial position or results of operations.

NOTE 3 — INVENTORIES

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

	June 30,	March 31,
	2002	2002

Raw material	$801	$371
Work-in-process	139	220
Finished goods	630	919

	$1,570	$1,510

NOTE 4 — NET LOSS PER SHARE

     Net loss per share has been calculated in accordance with the SFAS No. 128, “Earnings per Share”. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net loss per share relating to these securities were 4,424,286 and 2,984,959 with an average exercise price of $2.57 and $4.74 for the three months ended June 30, 2002 and 2001, respectively.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended
	June 30,

	2002	2001

Net loss attributable to common stockholders	$(3,712)	$(4,948)

Basic and diluted:
Weighted average shares of common stock outstanding	22,155	21,839
Less: Weighted average shares of common stock subject to repurchase	(172)	(346)

Weighted average shares used in computing basic and diluted net loss per share	21,983	21,493

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.23)

NOTE 5 — INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As a result of the Company’s continued losses, there was no provision for income taxes for the three months ended June 30, 2002 and 2001.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE 7 — SUBSEQUENT EVENT

     On July 31, 2002, the Company reduced headcount to further align the Company’s cost structure with changing market conditions. This reduction-in-force represented approximately 25% of the U.S. operations and 15% of the China operations. The Company will record restructuring charges in the second quarter of fiscal 2003 in connection with this plan.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future.

     When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues and sources of revenues, the effects of our lengthy sales cycle, decreases in sales to our top customers, reasons for decreased revenues, including the slowdown of the interactive television industry, an inventory correction, delay in customer product introductions and general economic uncertainty, our expenses and expenditures, including our operating, research and development, and general and administrative expenses, net losses, defects or bugs in our products or software, future profitability, factors that may affect our gross margin, future sales to key customers, the level of our export sales, development of new products, research and development in China, reliance on a small number of original equipment manufacturers, receipt of and payment for wafers, future orders of our products, our ability to compete, increasing competition in our markets and our competitors, sales to customers outside of the United States, uses and adequacy of our current cash, cash equivalents and short-term investments, the reasonableness of our accounting assumptions and estimates, effect of foreign currency exchange rates, and changes in interest rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; the effect of the terrorist attacks in the United States and any resulting conflicts or similar events worldwide on our customers’ demand of our products; the impact of worldwide events on our operations in China; general economic conditions and specific conditions in the markets we address; dependence on a key customer or OEM; the loss of a key customer; decreases in or losses of sales to a key OEM; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; purchases of capital assets; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

     We currently offer three product families: the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. We sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until the distributors also have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 90% and 43% of our total revenues for the three months ended June 30, 2002 and 2001, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 61% and 85% of total revenues in the three months ended June 30, 2002 and 2001, respectively.

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

     We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2002, we had an accumulated deficit of approximately $54.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant increases in our operating expenses, particularly in research and development, as we design and market new technologies.

     We anticipate lower revenues for at least the next two quarters as compared to the same period in the prior fiscal year. We believe that this is due to general economic conditions, a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated lower revenues and continued increased spending on research and development, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended June 30, 2002 for at least the next three quarters.

     We have a subsidiary in Hefei, People’s Republic of China, which performs research and development, and a branch office in Taipei, Taiwan and Berkshire, United Kingdom, which are primarily engaged in sales efforts.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	The three months ended
	June 30,

	2002	2001

Revenues	100%	100%
Cost of revenues	65	146

Gross profit (loss)	35	(46)

Operating expenses:
Research and development	395	108
Sales, general and administrative	173	54
Amortization of deferred stock compensation	28	16

Total operating expenses	596	178

Operating loss	(561)	(224)
Interest income	35	23

Net loss	(526)%	(201)%

     Revenues. Revenues decreased to $706,000 in the three months ended June 30, 2002 compared to $2.5 million in the three months ended June 30, 2001. The decrease was primarily due to a decline in revenues from Prediwave, our largest customer in fiscal 2002, weak global general economic conditions and a slower than anticipated emergence of the interactive television market. Revenues from two customers, Siemens Communications Ltd. and Micro Network Korea Co., Ltd., accounted for 41% and 12%, respectively, of total revenues for the three months ended June 30, 2002. Revenues from three customers, Prediwave Corporation, Weikeng Industrial, Ltd., a distributor, and General Instruments, Inc., accounted for 48%, 24% and 12%, respectively, of total revenues for the three months ended June 30, 2001.

     Gross margin. Gross margin for the three months ended June 30, 2002 was 35%. Cost of goods sold in the quarter ended June 30, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and in-transition inventory items within the 5000 product family. Excluding this charge, gross margin was 39% in the three months ended June 30, 2001. The decrease in gross margin, excluding inventory charges, resulted primarily from unabsorbed overhead on lower revenues between periods. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses increased to $2.8 million in the three months ended June 30, 2002 from $2.7 million in the three months ended June 30, 2001. The increase in absolute dollars was primarily attributable to an increase in the number of research and development personnel in the People’s Republic of China as compared to the same period in fiscal 2002. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 212 engineers and supporting staff in the People’s Republic of China at June 30, 2002. Research and development expenses as a percentage of total revenues were 395% in the first three months ended June 30, 2002 compared to 108% in the same period of fiscal 2002. The increase in research and development expenses as a percentage of revenues in the first three months ended June 30, 2002 compared to the same period of fiscal 2002 is attributable to the decrease in revenues between periods. We expect absolute research and development expenses in the next quarter to remain flat compared to the quarter ended June 30, 2002.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased slightly to $1.2 million in the three months ended June 30, 2002 from $1.3 million in the three months ended June 30, 2001. The decrease was primarily due to a decline in salaries and wages related to a lower headcount. Sales, general and administrative expenses as a percentage of total revenues was 173% in the first three months of fiscal year 2003 compared to 54% in the same period of fiscal year 2002. The increase in sales, general and administrative expenses as a percentage of revenues in the three months ended June 30, 2002 compared to the quarter ended June 30, 2001 is attributable to the decrease in revenues between periods. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended June 30, 2002.

     Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $198,000 and $393,000 in the three months ended June 30, 2002 and 2001, respectively.

     Interest income. Interest income was $246,000 for the three months ended June 30, 2002, compared to $572,000 for the three months ended June 30, 2001. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three months ended June 30, 2002 and 2001, and therefore made no provision for income tax in these periods.

Liquidity and Capital Resources

     During the three months ended June 30, 2002, we used $3.0 million of cash and cash equivalents in our operating activities as compared to $1.5 million during the three months ended June 30, 2001. Cash used in operations during the three months ended June 30, 2002 resulted primarily from net loss of $3.7 million partially offset by non-cash items of depreciation and amortization of $0.4 million. Cash used in operations during the three months ended June 30, 2001 resulted primarily from net loss of $4.9 million offset by decreases of $2.2 million and $0.8 million in inventory and accounts receivables, respectively, and non-cash items of depreciation and amortization of $0.6 million.

     Capital equipment and license technology purchases in the three months ended June 30, 2002 were $0.2 million. Technology acquisition and capital equipment purchases totaled $1.0 million and $754,000 in the three months ended June 30, 2001, respectively.

     At June 30, 2002, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $32.3 million. Working capital at June 30, 2002 was $32.5 million.

     The following represent our more significant working capital commitments:

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of common stock. As of June 30, 2002, we had acquired 3,000 shares on the open market that we hold as treasury shares. At the July 31, 2002 stock price, the proceeds to be used to acquire up to an additional 197,000 shares of our common stock would have a minimal impact on our current cash, cash equivalent and short-term investment balances.

     We lease facilities under non-cancelable operating leases expiring at various dates through June 2005. Under the terms of the leases, we are responsible for a portion of the facilities’ operating expenses, insurance and property taxes.

     We place purchase orders with wafer foundries throughout its normal course of business. As of June 30, 2002, we had approximately $298,000 of outstanding purchase commitments with a supplier for the purchase of wafers. We expect to receive and pay for the wafers, within the next six months, from its existing cash balances.

     Future payments due under building lease and purchase commitments as of June 30, 2002 are as follows (in thousands):

Fiscal	Building	Purchase
Year	Lease	Commitments	Total

2003	$443	$298	$741
2004	227	—	227
2005	48	—	48
2006	11	—	11

	$729	$298	$1,027

     Based on our current expectations, we believe that our cash and cash equivalents and short-term investment, which totaled $32.3 million at June 30, 2002, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the three months ended June 30, 2002, cash, cash equivalents and short-term investments decreased by $3.2 million. As a result of anticipated net losses and purchases of capital assets, we anticipate that we will use approximately the same amount on a quarterly basis in fiscal 2003. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

     There were no significant related party transactions during the three months ended June 30, 2002.

Inflation

     The impact of inflation on our business was material for the periods ended June 30, 2002 and 2001.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142, “Business Combinations” and “Goodwill and Other Intangibles.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. We adopted SFAS No. 141 and No. 142 as of April 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have a material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

     On April 30, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS No. 145 as of April 1, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit of Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a significant impact on its financial position or results of operations.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $54.0 million from our inception in March 1993 through June 30, 2002. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

A significant amount of our revenues comes from a few customers and any decrease in revenues from these customers could significantly impact our financial results.

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Siemens Communications, Ltd., and Micro Network Korea Co., Ltd. accounted for approximately 41% and 12% of our total revenues for the three months ended June 30, 2002, respectively. For the three months ended June 30, 2001, sales to Prediwave Corporation and General Instruments, Inc., both OEMs, and Weikeng Industrial Co., Ltd, a distributor, accounted for approximately 48%, 12% and 24% of total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2002, 2001 and 2000 and the three months ended June 30, 2002, research and development expenses represented 107%, 51%, 48% and 395% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses at our headquarters in Santa Clara, California, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Customers may cancel or defer significant purchase orders, or our distributors may return our products, which would cause our inventory levels to increase and our revenues to decline.

     We sell our products on a purchase order basis through our direct sales channel, sales representatives and distributors, and our customers may cancel or defer purchase orders at any time with little or no penalty. We recognize revenues from sales to our distributors when the distributors have sold our products to their customers. We recognize revenues on sales to our OEM customers when we ship our products to the OEM. We permit certain of our distributors to return products to us. If our customers cancel or defer significant purchase orders or our distributors return our products, our inventories would increase and our revenues would decrease, which would materially harm our business, as increases in inventory reserves could be required. Refusal of OEM customers to accept shipped products or delays or difficulties in collecting accounts receivable could have an adverse effect on our business.

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

     We currently compete with ATI Technologies, Inc., Broadcom Corporation, Genesis Microchip, Inc. and Silicon Image, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the multi-media display processors, advanced television emerging display markets become more established. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation, Equator Technologies, Inc., LSI Logic and Philips Electronics N.V., have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition.

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

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure or inventory write-downs. For example, in fiscal 2002 we took an inventory charge for slow moving inventory, which negatively impacted our gross margin for fiscal 2002. On the other hand, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 32%, 67%, 71% and 90% of our total revenues in fiscal years 2002, 2001, 2000 and three months ended June 30, 2002. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

     The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1.00. On July 29, 2002, we received notification by the Nasdaq National Market that for 30 consecutive trading days, the price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). In order to regain compliance with Marketplace Rule 4450(e)(2), the bid price of our common stock must close at or above $1.00 per share or more for a minimum of 10 consecutive trading days prior to October 28, 2002. There can be no assurance that we will be able to regain compliance with the quantitative maintenance criteria or to comply with any of the Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

          None

ITEM 5: OTHER INFORMATION

          None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

     On April 11, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 4 reporting the engagement of PricewaterhouseCoopers LLP as the Company’s independent public accountants for fiscal year 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

August 9, 2002	By:	/s/ Arthur Nguyen

Arthur Nguyen Acting Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

CERTIFICATION

     Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Tvia, Inc. (“Tvia”), that, to his knowledge, the Quarterly Report of Tvia on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Tvia.

Date: August 9, 2002	By:	/s/ Eli Porat

Eli Porat Chief Executive Officer and President

Date: August 9, 2002	By:	/s/ Arthur Nguyen

Arthur Nguyen Acting Chief Financial Officer