Form 10-Q
period 2002-09-30
TVIA INC
filed 2002-11-12
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-30539

TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0549628

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4001 Burton Drive, Santa Clara, California 95054
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 982-8588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

On October 31, 2002, 22,018,141 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	SEPTEMBER 30,	MARCH 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,063	$6,445
Short-term investments	20,001	29,060
Accounts receivable, net	269	164
Inventories	1,287	1,510
Other current assets and prepaid expenses	788	1,262

Total current assets	31,408	38,441
Property and equipment, net	3,160	2,945
Other assets	1,959	2,001

Total assets	$36,527	$43,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$691
Accrued liabilities and other	1,930	1,771
Short-term portion of capital leases	187	—

Total current liabilities	2,876	2,462
Capital leases, net of short-term	208	—

Total liabilities	3,084	2,462
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 21,979 and 22,138 shares outstanding, respectively	22	22
Additional paid-in-capital	92,383	92,388
Deferred stock compensation	(198)	(595)
Accumulated comprehensive income	46	31
Accumulated deficit	(58,082)	(50,261)
Treasury stock	(728)	(660)

Total stockholders’ equity	33,443	40,925

Total liabilities and stockholders’ equity	$36,527	$43,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenues	$587	$3,515	$1,293	$5,978
Cost of revenues	477	1,917	933	5,528

Gross profit	110	1,598	360	450
Operating expenses:
Research and development	2,637	3,254	5,423	5,912
Sales, general and administrative	925	1,312	2,149	2,633
Amortization of deferred stock compensation	199	393	397	786
Restructuring charges	650	—	650	—

Total operating expenses	4,411	4,959	8,619	9,331

Operating loss	(4,301)	(3,361)	(8,259)	(8,881)
Interest income	192	507	438	1,079

Net loss	$(4,109)	$(2,854)	$(7,821)	$(7,802)

Basic and diluted net loss per share	$(0.19)	$(0.13)	$(0.36)	$(0.36)

Shares used in computing basic and diluted net loss	21,969	21,551	21,953	21,512

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,821)	$(7,802)
Adjustments to reconcile net loss to net operating cash:
Depreciation and amortization	559	487
Amortization of deferred stock compensation	397	786
Change in assets and liabilities:
Accounts receivable	(105)	690
Inventories	223	2,074
Other current assets and prepaid expenses	521	(245)
Accounts payable	68	865
Accrued liabilities and other	159	(1,071)

Net cash used in operating activities	(5,999)	(4,216)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	9,074	(5,428)
Purchases of license technology	(5)	(1,348)
Purchases of property and equipment	(379)	(1,059)

Net cash provided (used) by investing activities	8,690	(7,835)

Cash flows from financing activities:
Proceeds from issuance of common stock	3	165
Repurchase of common stock	(76)	—

Net cash provided (used) by financing activities	(73)	165

Increase (decrease) in cash and cash equivalents	2,618	(11,886)
Cash and cash equivalents at beginning of period	6,445	21,267

Cash and cash equivalents at end of period	$9,063	$9,381

Non-cash items:
Non-cash financing activity	395	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these accompanying unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2002, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2002.

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

Consolidation

     The condensed consolidated financial statements herein presented include the results and financial position of Tvia, Inc. and its wholly-owned subsidiary in China. The functional currency of the Chinese subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the condensed consolidated statements of operations. All intercompany transactions and balances have been eliminated in the consolidation.

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

	As of September 30, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

U.S. government and agency securities	$4,355	$4,364	$9	$—
U.S. corporate and bank debt	15,600	15,637	37	—

	$19,955	$20,001	$46	$—

	As of March 31, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

U.S. government and agency securities	$2,249	$2,241	$—	$(8)
U.S. corporate and bank debt	26,780	26,819	39	—

	$29,029	$29,060	$39	$(8)

Impairment of Long-Lived Assets

     The Company performs reviews to determine whether the carrying value of assets is impaired, based on comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and discounted expected future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end user.

     The Company also sells software development kits and application modules to OEMs. The Company recognizes sales of software development kits and application modules when an agreement has been executed or a definitive purchase order has been received and the product has been delivered, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. The maintenance portion of the arrangements is recognized over the maintenance period on a straight-line basis.

Recent Accounting Pronouncements

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

	September 30,	March 31,
	2002	2002

Raw material	$750	$371
Work-in-process	88	220
Finished goods	449	919

	$1,287	$1,510

NOTE 4 — NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net loss per share relating to these securities were 4,417,277, 4,417,277, 2,963,648 and 2,963,648 with an average exercise price of $2.72, $2.72, $3.60 and $3.60 for the three and six months ended September 30, 2002 and 2001, respectively.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(4,109)	$(2,854)	$(7,821)	$(7,802)
Basic and diluted:
Weighted average shares of common stock outstanding	22,031	21,842	22,095	21,840
Less: Weighted average shares of common stock subject to repurchase	(62)	(291)	(142)	(328)

Weighted average shares used in computing basic and diluted net loss per share	21,969	21,551	21,953	21,512

Basic and diluted net loss per share	$(0.19)	$(0.13)	$(0.36)	$(0.36)

NOTE 5 — INCOME TAXES

     The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As a result of the Company’s continued losses, there was no provision for income taxes for the three and six months ended September 30, 2002 and 2001.

NOTE 6 — RESTRUCTURING CHARGES

     In July 2002, the Company announced a restructuring plan that involved resizing its workforce in the US and China and combining facilities. The restructuring was recorded to align our cost structure with changing market conditions. During the second quarter of fiscal 2003, the Company recorded a restructuring charge of $650,000 relating to an operating lease for an abandoned building and involuntary termination of approximately 32 employees. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building.

     The following table summarizes the activity associated with the restructuring liabilities:

	Leased	Severances and
	Facilities	benefits	Total

Restructuring provision	$162,000	$488,000	$650,000
Non-cash charges	—	(26,000)	(26,000)
Cash charges	(27,000)	(280,000)	(307,000)

Balance at September 30, 2002	$135,000	$182,000	$317,000

The Company anticipates that the remaining restructuring provision balance of $317,000 will be substantially paid out by the end of the first quarter of fiscal 2004.

NOTE 7 — COMPREHENSIVE LOSS

     A summary of comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(4,109)	$(2,854)	$(7,821)	$(7,802)
Change in unrealized gains (losses) on available- for-sale investments	(11)	87	15	62

Comprehensive loss	$(4,120)	$(2,767)	$(7,806)	$(7,740)

NOTE 8 — CONCENTRATION OF SALES AND CREDIT RISK

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months		Six months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Customer A	36%	*	39%	*
Customer B	15%	*	*	*
Customer C	12%	*	10%	*
Customer D	*	57%	*	48%
Customer E	*	25%	*	20%

     (* = less than 10%)

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

     As of September 30 and March 31, 2002, accounts receivable were concentrated with customers as follows:

	September 30,	March 31,
	2002	2002

Accounts receivable:
Customer A	31%	71%
Customer B	33%	*
Customer C	19%	*

     (* = less than 10%)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE 10 — SUBSEQUENT EVENT

     On October 25, 2002, the Company reduced headcount to further align the Company’s cost structure with changing market conditions. This reduction-in-force represented approximately 25% of the Company’s U.S. operations. The Company will record restructuring charges of approximately $300,000 in the third quarter of fiscal 2003 in connection with this plan.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors that May Affect Operating Results” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

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

     We currently offer three product families: the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. We sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until the distributors have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 87%, 37%, 89% and 39% of our total revenues for the three and six months ended September 30, 2002 and 2001, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 63% and 58% of total revenues in the three and six months ended September 30, 2002, respectively. Our top two customers, including distributors, accounted for 83% and 68% of total revenues in the three and six months ended September 30, 2001, respectively.

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

     We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2002, we had an accumulated deficit of approximately $58.1 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect our operating expenses to remain relatively stable for the remainder of fiscal 2003. We anticipate lower revenues for at least the next two quarters as compared to the same periods in the prior fiscal year. We believe that this is due to general economic conditions, a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated lower revenues and continued spending on research and development, we anticipate that we will continue to incur net losses at the level incurred in the quarter ended September 30, 2002 for at least the next two quarters.

     We have a subsidiary in Hefei, People’s Republic of China, which performs primarily research and development, and product testing, a sales office in Beijing, China and a branch office in Taipei, Taiwan, which are primarily engaged in sales efforts.

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

     We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

•	Revenues. We recognize revenues from product sales upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end user.

•	Warranty. Our products typically carry a one-year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

•	Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

•	Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-live assets could be required.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Cost of revenues	81	54	72	93

Gross profit	19	46	28	7

Operating expenses:
Research and development	449	93	420	99
Sales, general and administrative	158	37	166	44
Amortization of deferred stock compensation	34	11	31	13
Restructuring charges	111	—	50	—

Total operating expenses	752	141	667	156

Operating loss	(733)	(95)	(639)	(149)
Interest income	33	14	34	18

Net loss	(700)%	(81)%	(605)%	(131)%

     Revenues. Revenues decreased to $0.6 million and $1.3 million in the three and six months ended September 30, 2002 compared to $3.5 million and $6.0 million in the three and six months ended September 30, 2001, respectively. The decrease was primarily due to a decline in revenues from Prediwave, our largest customer in fiscal 2002, weak global general economic conditions and a slower than anticipated emergence of the interactive television market. Revenues from three customers, Siemens Communications Ltd., Chou Chin Industrial Co., Ltd. and Kanematsu Devices Corporation, accounted for 36%, 15% and 12%, respectively, of total revenues for the three months ended September 30, 2002. Siemens Communications, Ltd. and Kanematsu Devices Corporation accounted for approximately 39% and 10% of our total revenues for the six months ended September 30, 2002, respectively. Revenues from two customers, Prediwave Corporation and General Instruments, Inc., accounted for 57%,25%, 48% and 20%, respectively, of total revenues for the three and six months ended September 30, 2001.

     Gross margin. Gross margin for the three and six months ended September 30, 2002 was 19% and 28%, respectively, compared to 46% and 7% in the same periods ended September 30, 2001. Cost of goods sold in the six months ended September 30, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and in-transition inventory items within the 5000 product family. Excluding this charge, gross margin was 43% in the six months ended September 30, 2001. The decrease in gross margins for the three and six months ended September 30, 2002 as compared to the same periods in fiscal 2002, excluding inventory charges, resulted primarily from unabsorbed overhead on lower revenues between periods. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses decreased to $2.6 and $5.4 million in the three and six months ended September 30, 2002 from $3.3 million and $5.9 million in the same periods ended September 30, 2001. The decrease in absolute dollars in fiscal 2003 was primarily attributable to a lower headcount as compared to the same periods in fiscal 2002. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 213 engineering staff in the People’s Republic of China at September 30, 2002. Research and development expenses as a percentage of total revenues were 449% and 420% in the three and six months ended September 30, 2002 compared to 93% and 99% in the same periods of fiscal 2002. The increase in research and development expenses as a percentage of revenues in the three and six months ended

September 30, 2002 compared to the same periods of fiscal 2002 is attributable to the decrease in revenues between periods. We expect absolute research and development expenses in the next quarter to remain flat compared to the quarter ended September 30, 2002.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased to $1.0 million and $2.1 million in the three and six months ended September 30, 2002 from $1.3 million and $2.6 million in the three and six months ended September 30, 2001, respectively. The decrease was primarily due to a decline in salaries and wages related to a lower headcount. Sales, general and administrative expenses as a percentage of total revenues was 158% and 166% in the first three and six months of fiscal year 2003 compared to 37% and 44% in the same periods of fiscal year 2002. The increase in sales, general and administrative expenses as a percentage of revenues in the three and six months ended September 30, 2002 compared to the same periods ended September 30, 2001 is attributable to the decrease in revenues between periods. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended September 30, 2002.

     Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.2 million, $0.4 million, $0.4 million and $0.8 million in the three and six months ended September 30, 2002 and 2001, respectively.

     Restructuring charges. During the second quarter of fiscal 2003, we recorded restructuring charges of $0.7 million, consisting of $0.5 million for headcount reductions and $0.2 million for consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 32 employees, which was made up of 24% in operations staff, 35% general and administrative staff and 5% of research and development staff. The plan also included a charge of $162,000 in relation to an operating lease for an abandoned building.

     Interest income. Interest income was $0.2 million and $0.4 million for the three and six months ended September 30, 2002, compared to $0.5 million and $1.1 million for the three and six months ended September 30, 2001. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six months ended September 30, 2002 and 2001, and therefore made no provision for income tax in these periods. We provide for a full valuation allowance against the tax benefit associated with these losses.

Liquidity and Capital Resources

     During the six months ended September 30, 2002, we used $6.0 million of cash and cash equivalents in our operating activities as compared to $4.2 million during the six months ended September 30, 2001. Cash used in operations during the six months ended September 30, 2002 resulted primarily from net loss of $7.8 million partially offset by non-cash items of depreciation and amortization of $1.0 million, a decrease of $0.5 million in other current assets and prepaid expenses and an increase in accrued liabilities of $0.2 million. Cash used in operations during the six months ended September 30, 2001 resulted primarily from net loss of $7.8 million offset by decreases of $1.1 million, $2.1 million and $0.7 million in accrued liabilities, inventory and accounts receivables, respectively, and non-cash items of depreciation and amortization of $1.3 million.

     Capital equipment purchases in the six months ended September 30, 2002 were $0.4 million. Capital equipment and license technology purchases totaled $1.1 million and $1.3 million in the six months ended September 30, 2001, respectively.

     At September 30, 2002, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $29.1 million. Working capital at September 30, 2002 was $28.5 million.

     The following represent our more significant working capital commitments:

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of common stock. As of September 30, 2002, we had acquired 93,200 shares on the open market that we hold as treasury stock. At the October 31, 2002 stock price, the proceeds to be used to acquire up to an additional 106,800 shares of our common stock would have a minimal impact on our current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of September 30, 2002, we had not repurchased any share of common stock under this program.

     We lease facilities under non-cancelable operating leases expiring at various dates through June 2005. Under the terms of the leases, we are responsible for a portion of the facilities’ operating expenses, insurance and property taxes.

     We place purchase orders with wafer foundries in the normal course of business. As of September 30, 2002, we had approximately $111,000 of outstanding purchase commitments with a supplier for the purchase of wafers. We expect to receive and pay for the wafers, within the next six months, from its existing cash balances.

     Future payments due under building lease and purchase commitments as of September 30, 2002 are as follows (in thousands):

Fiscal	Capital	Building	Purchase
Year	Leases	Lease	Commitments	Total

2003	$121	$300	$111	$532
2004	134	227	—	361
2005	140	48	—	188
2006	—	11	—	11

	$395	$586	$111	$1,092

     Based on our current expectations, we believe that our cash and cash equivalents and short-term investments, which totaled $29.1 million at September 30, 2002, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the three months ended September 30, 2002, cash, cash equivalents and short-term investments decreased by $3.3 million. As a result of anticipated net losses and purchases of capital assets, we anticipate that we will use approximately the same amount on a quarterly basis in fiscal 2003. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

     There were no significant related party transactions during the three months ended September 30, 2002.

Inflation

     The impact of inflation on our business was not material for the periods ended September 30, 2002 and 2001.

Recent Accounting Pronouncements

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

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $58.1 million from our inception in March 1993 through September 30, 2002. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Siemens Communications, Ltd., Chou Chin Industrial Co., Ltd. and Kanematsu Devices Corporation, a distributor, accounted for approximately 36%, 15% and 12% of our total revenues for the three months ended September 30, 2002, respectively. For the three months ended September 30, 2001, sales to Prediwave Corporation and General Instruments, Inc., both OEMs, accounted for approximately 57% and 25% of total revenues, respectively. Siemens Communications, Ltd. and Kanematsu Devices Corporation accounted for approximately 39% and 10% of our total revenues for the six months ended September 30, 2002, respectively. For the six months ended September 30, 2001, sales to Prediwave Corporation and General Instruments, Inc. accounted for approximately 48% and 20% of total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2002, 2001 and 2000 and the three and six months ended September 30, 2002, research and development expenses represented 107%, 51%, 48%, 449% and 420% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses at our headquarters in Santa Clara, California, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

We no longer satisfy the requirements to have our common stock traded on the Nasdaq National Market and our application for a listing on the Nasdaq SmallCap Market may not be granted or we may otherwise become delisted, resulting in a decline in the liquidity of our common stock.

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

As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by October 28, 2002, we subsequently applied for a transfer to the Nasdaq SmallCap market. However, there is no guarantee that the Nasdaq staff will accept our transfer application, in which case our stock would be delisted. If we do obtain a listing on the Nasdaq SmallCap Market, there is no assurance that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on that system. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

•	result in a decrease in the trading price of our common stock;

•	lessen interest by institutions and individuals in investing in our common stock;

•	make it more difficult to obtain analyst coverage; and

•	make it more difficult for us to raise capital in the future.

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

     Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase our products. Rather, it is a decision by a customer to use our products in their design process. In addition, our customers can choose at any time to discontinue using our products in that customer’s designs or product development efforts. If our products are chosen to be incorporated into a customer’s products, we may still not realize significant revenues from that customer if that customer’s products are not commercially successful. As a result, our profitability from quarter to quarter and from year to year may be materially affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 32%, 67%, 71%, 87% and 89% of our total revenues in fiscal years 2002, 2001, 2000 and the three and six months ended September 30, 2002, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

     Our success depends on the skills, experience and performance of our executive officers and other key management, many of who would be difficult to replace. We are particularly dependent on Kenny Liu, our Chairman, and Eli Porat, our Chief Executive Officer and President. The loss of the service of one or more of our key employees, or our failure to attract, retain and motivate qualified personnel would inhibit the growth of our business.

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

Foreign Currency Exchange Risk

     We are an international company, selling our products globally and, in particular, in the United Kingdom, Japan, Korea, the People’s Republic of China and Taiwan. Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People’s Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rate. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES

     Tvia management, including the Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Chief Financial Officer completed their evaluation.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On August 20, 2002, we held our 2002 Annual Meeting of Stockholders at which our stockholders approved the following:

(a)	Election of the two Class II directors to serve until the 2005 Annual Meeting of Stockholders and thereafter until the successors are elected and qualifies:

	For	Withheld

James Bunker	14,630,812	18,935
Dr. Steven Cheng	14,629,747	20,000

(b)	An amendment of our 2000 Employee Stock Purchase Plan to increase the number of shares available for issuance under the Plan by 500,000 shares:

For	Withheld	Abstain

14,540,417	107,780	1,550

(c)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the current year:

For	Withheld	Abstain

14,638,540	9,553	1,654

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

November 11, 2002	By:	/s/ Arthur Nguyen

Arthur Nguyen Acting Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

TVIA, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Eli Porat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tvia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002 /s/ Eli Porat Eli Porat Chief Executive Officer and President

CERTIFICATION

I, Arthur Nguyen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tvia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002 /s/ Arthur Nguyen Arthur Nguyen Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.