Form 10-Q
period 2002-12-31
TVIA INC
filed 2003-02-07
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

On January 31, 2003, 21,979,981 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2002

INDEX

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	DECEMBER 31,	MARCH 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,071	$6,445
Short-term investments	23,300	29,060
Accounts receivable, net	143	164
Inventories	1,125	1,510
Other current assets and prepaid expenses	751	1,262

Total current assets	28,390	38,441
Property and equipment, net	2,900	2,945
Other assets	1,865	2,001

Total assets	$33,155	$43,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198	$691
Accrued liabilities and other	1,845	1,771
Short-term portion of capital leases	132	—

Total current liabilities	2,175	2,462
Capital leases, net of short-term	174	—

Total liabilities	2,349	2,462

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 21,980 and 22,138 shares outstanding, respectively	22	22
Additional paid-in-capital	92,399	92,388
Deferred stock compensation	—	(595)
Accumulated comprehensive income	35	31
Accumulated deficit	(60,900)	(50,261)
Treasury stock	(750)	(660)

Total stockholders’ equity	30,806	40,925

Total liabilities and stockholders’ equity	$33,155	$43,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

Revenues	$438	$4,210	$1,731	$10,188
Cost of revenues	304	2,282	1,237	7,810

Gross profit	134	1,928	494	2,378
Operating expenses:
Research and development	1,880	3,244	7,303	9,156
Sales, general and administrative	723	1,212	2,872	3,845
Amortization of deferred stock compensation	198	393	595	1,179
Restructuring charges	300	—	950	—

Total operating expenses	3,101	4,849	11,720	14,180

Operating loss	(2,967)	(2,921)	(11,226)	(11,802)
Interest income	149	401	587	1,480

Net loss	$(2,818)	$(2,520)	$(10,639)	$(10,322)

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.48)	$(0.48)

Shares used in computing basic and diluted net loss	21,948	21,897	21,943	21,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	NINE MONTHS ENDED
	DECEMBER 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,639)	$(10,322)
Adjustments to reconcile net loss to net operating cash:
Depreciation and amortization	860	760
Amortization of deferred stock compensation	595	1,179
Change in assets and liabilities:
Accounts receivable	21	1,370
Inventories	385	2,888
Other assets and prepaid expenses	652	179
Accounts payable	(493)	(426)
Accrued liabilities and other	380	(719)

Net cash used in operating activities	(8,239)	(5,091)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	5,764	(4,645)
Purchases of license technology	(5)	(1,348)
Purchases of property and equipment	(815)	(1,968)

Net cash provided (used) by investing activities	4,944	(7,961)

Cash flows from financing activities:
Proceeds from issuance of common stock	8	177
Repurchase of common stock	(87)	—

Net cash provided (used) by financing activities	(79)	177

Decrease in cash and cash equivalents	(3,374)	(12,875)
Cash and cash equivalents at beginning of period	6,445	21,267

Cash and cash equivalents at end of period	$3,071	$8,392

Non-cash items:
Non-cash financing activity	395	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003.

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

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

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

	As of December 31, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

Government and agency securities	$9,524	$9,529	$5	$—
U.S. corporate and bank debt	13,741	13,771	30	—

	$23,265	$23,300	$35	$—

	As of March 31, 2002 (in thousands)

		Aggregated
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gain	Loss

Government and agency securities	$2,249	$2,241	$—	$(8)
U.S. corporate and bank debt	26,780	26,819	39	—

	$29,029	$29,060	$39	$(8)

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

     In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue arrangements entered into in the fiscal year beginning April 1, 2003. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

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

	December 31,	March 31,
	2002	2002

Raw material	$426	$371
Work-in-process	82	220
Finished goods	617	919

	$1,125	$1,510

NOTE 4 - NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net loss per share relating to these securities were 5,050,010, 5,050,010, 4,002,261 and 4,002,261 with an average exercise price of $2.12, $2.12, $2.88 and $2.88 for the three and nine months ended December 31, 2002 and 2001, respectively.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(2,818)	$(2,520)	$(10,639)	$(10,322)
Basic and diluted:
Weighted average shares of common stock outstanding	21,987	22,251	22,061	21,977
Less: Weighted average shares of common
stock subject to repurchase	(39)	(354)	(118)	(323)

Weighted average shares used in computing basic and diluted net loss per share	21,948	21,897	21,943	21,654

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.48)	$(0.48)

NOTE 5 - INCOME TAXES

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

     As a result of the Company’s continued losses, there was no provision for income taxes for the three and nine months ended December 31, 2002 and 2001.

NOTE 6 – RESTRUCTURING CHARGES

     During the second quarter of fiscal 2003, the Company recorded a restructuring charge of $0.7 million relating to a headcount reduction and an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 33 employees, which was made up of 43% of research and development staff, 33% of operations staff and 24% of general and administrative staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building.

     During the third quarter of fiscal 2003, the Company recorded additional restructuring charges of $0.3 million for headcount reductions. The plan resulted in headcount reduction of approximately 16 employees, which was made up of 81% research and development staff and 19% of sales and marketing staff.

The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	Leased	Severances and
	Facilities	Benefits	Total

Balance at September 30, 2002	$135	$182	$317
Additions	—	300	300
Non-cash charges	—	(69)	(69)
Cash charges	(40)	(309)	(349)

Balance at December 31, 2002	$95	$104	$199

The Company anticipates that the remaining restructuring provision balance of $199,000 will be substantially paid out by the end of the first quarter of fiscal 2004.

NOTE 7 – COMPREHENSIVE LOSS

A summary of comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(2,818)	$(2,520)	$(10,639)	$(10,322)
Change in unrealized gains (losses) on available- for-sale investments	(11)	(50)	4	12

Comprehensive loss	$(2,829)	$(2,570)	$(10,635)	$(10,310)

NOTE 8 – CONCENTRATION OF SALES AND CREDIT RISK

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months		Nine months
	ended December 31,		ended December 31,

	2002	2001	2002	2001

Customer A	39%	*	17%	*
Customer B	16%	*	*	*
Customer C	11%	*	*	*
Customer D	*	*	30%	*
Customer E	*	76%	*	60%
Customer F	*	12%	*	17%

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

     As of December 31 and March 31, 2002, accounts receivable were concentrated with customers as follows:

	December 31,	March 31,

	2002	2002

Accounts receivable:
Customer A	49%	*
Customer B	24%	*
Customer C	*	71%

(* = less than 10%)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

     We currently offer three product families: the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products to original equipment manufacturers, or OEM’s, and to distributors.. For sales to OEMs, we recognize revenues at the time of shipment. For sales to distributors, we defer recognition of revenues until the distributors have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

     Approximately 88%, 19%, 89% and 71% of our total revenues for the three and nine months ended December 31, 2002 and 2001, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 66% of total revenues in the three months ended December 31, 2002. Our top two customers, including distributors, accounted for 88% of total revenues in the three months ended December 31, 2001. Our top two customers, including distributors, accounted for 47% and 77% of total revenues in the nine months ended December 31, 2002 and 2001, respectively.

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

     We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2002, we had an accumulated deficit of approximately $60.9 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect our operating expenses to remain relatively stable for the remainder of fiscal 2003.We anticipate lower revenues for at least the next two quarters ascompared to the same periods in the prior fiscal year. We believe that this is due to general economic conditions, a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated lower revenues and continued spending on research and development, we anticipate that we will continue to incur net losses at the level incurred in the quarter ended December 31, 2002 for at least the next two quarters.

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

     We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

•	Revenues. We recognize revenues from product sales upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end user.

•	Warranty. Our products typically carry a one-year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

•	Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

•	Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-live assets could be required.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Cost of revenues	69	54	71	77

Gross profit	31	46	29	23

Operating expenses:
Research and development	429	77	422	90
Sales, general and administrative	165	29	166	38
Amortization of deferred stock compensation	45	9	34	11
Restructuring charges	69	—	55	—

Total operating expenses	708	115	677	139

Operating loss	(677)	(69)	(648)	(116)
Interest income	34	9	34	15

Net loss	(643)%	(60)%	(614)%	(101)%

     Revenues. Revenues decreased to $0.4 million and $1.7 million in the three and nine months ended December 31, 2002 compared to $4.2 million and $10.2 million in the three and nine months ended December 31, 2001, respectively. The decrease was primarily due to a decline in revenues from Prediwave, our largest customer in fiscal 2002, weak global general economic conditions and a slower than anticipated emergence of the interactive television market. Revenues from three customers, Kanematsu Semiconductor, Inc., Chou Chin Industrial Co., Ltd. and Micro Network Co., Ltd. accounted for 39%, 16% and 11%, respectively, of total revenues for the three months ended December 31, 2002. Siemens Communications, Ltd. and Kanematsu Semiconductor, Ltd. accounted for approximately 30% and 17% of our total revenues for the nine months ended December 31, 2002, respectively. Revenues from two customers, Prediwave Corporation and General Instruments, Inc., accounted for 76%,12%, 60% and 17%, respectively, of total revenues for the three and nine months ended December 31, 2001.

     Gross margin. Gross margin for the three and nine months ended December 31, 2002 was 31% and 29%, respectively, compared to 46% and 23% in the same periods ended December 31, 2001. Cost of goods sold in the nine months ended December 31, 2001 included an inventory charge of $2.1 million related to slow moving inventory impacted by the reduced revenue levels in the interactive television market and in-transition inventory items within the 5000 product family. Excluding this charge, gross margin was 44% in the nine months ended December 31, 2001. The decrease in gross margins for the three and nine months ended December 31, 2002 as compared to the same periods in fiscal 2002, excluding inventory charges, resulted primarily from unabsorbed overhead on lower revenues between periods. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses decreased to $1.9 and $7.3 million in the three and nine months ended December 31, 2002 from $3.2 million and $9.2 million in the same periods ended December 31, 2001. The decrease in absolute dollars in fiscal 2003 was primarily attributable to a lower headcount as compared to the same periods in fiscal 2002. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. We employed 193 engineering staff in the People’s Republic of China at December 31, 2002. Research and development expenses as a percentage of total revenues were 429% and 422% in the three and nine months ended December 31, 2002 compared to 77% and 90% in the same periods of fiscal 2002. The increase in research and development expenses as a percentage of revenues in the three and nine months ended December 31, 2002 compared to the same periods of fiscal 2002 is attributable to the decrease in revenues between periods. We expect absolute research and development expenses in the next quarter to remain flat compared to the quarter ended December 31, 2002.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased to $0.7 million and $2.9 million in the three and nine months ended December 31, 2002 from $1.2 million and $3.8 million in the three and nine months ended December 31, 2001, respectively. The decrease was primarily due to a decline in salaries and wages related to a lower headcount. Sales, general and administrative expenses as a percentage of total revenues was 165% and 166% in the first three and nine months of fiscal year 2003 compared to 29% and 38% in the same periods of fiscal year 2002. The increase in sales, general and administrative expenses as a percentage of revenues in the three and nine months ended December 31, 2002 compared to the same periods ended December 31, 2001 is attributable to the decrease in revenues between periods. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended December 31, 2002.

     Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.2 million, $0.6 million, $0.4 million and $1.2 million in the three and nine months ended December 31, 2002 and 2001, respectively.

     Restructuring charges. During the second quarter of fiscal 2003, we recorded restructuring charges of $0.7 million, consisting of $0.5 million for headcount reductions and $0.2 million for consolidation of facilities. These restructuring charges were recorded to align our cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 33 employees, which was made up of 43% of research and development staff, 33% in operations staff and 24% general and administrative staff. The plan also included a charge of $0.2 million in relation to an operating lease for an abandoned building.

     During the third quarter of fiscal 2003, the Company recorded additional restructuring charges of $0.3 million for headcount reductions. The plan resulted in headcount reduction of approximately 16 employees, which was made up of 81% research and development staff and 19% of sales and marketing staff.

     Interest income. Interest income was $0.1 million and $0.6 million for the three and nine months ended December 31, 2002, compared to $0.4 million and $1.5 million for the three and nine months ended December 31, 2001. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine months ended December 31, 2002 and 2001, and therefore made no provision for income tax in these periods. We provide for a full valuation allowance against the tax benefit associated with these losses.

Liquidity and Capital Resources

     During the nine months ended December 31, 2002, we used $8.2 million of cash and cash equivalents in our operating activities as compared to $5.1 million during the nine months ended December 31, 2001. Cash used in operations during the nine months ended December 31, 2002 resulted primarily from net loss of $10.6 million in partially offset by non-cash items of depreciation and amortization of $1.5 million, and decreases of $0.7 million and $0.4 million in other assets and prepaid expenses, and inventories, respectively. Cash used in operations during the nine months ended December 31, 2001 resulted primarily from net loss of $10.3 million and decreases of $0.7 million and $0.4 million in accrued liabilities and other, and accounts payables, respectively, partially offset by decreases of $2.9 million and $1.4 million in inventories and accounts receivable, respectively, and non-cash items of depreciation and amortization of $1.9 million.

     Capital equipment purchases in the nine months ended December 31, 2002 were $0.8 million. Capital equipment and license technology purchases totaled $2.0 million and $1.3 million in the nine months ended December 31, 2001, respectively.

     At December 31, 2002, our principal source of liquidity consisted of cash and cash equivalents and short-term investments totaling $26.4 million. Working capital at December 31, 2002 was $26.2 million.

     The following represent our more significant working capital commitments:

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of common stock. As of December 31, 2002, we had acquired 143,700 shares on the open market that we hold as treasury stock. At the December 31, 2002 stock price, the proceeds to be used to acquire up to an additional 56,300 shares of our common stock would have a minimal impact on our current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of December 31, 2002, we had not repurchased any shares of common stock under this program.

     We lease facilities under non-cancelable operating leases expiring at various dates through June 2005. Under the terms of the leases, we are responsible for a portion of the facilities’ operating expenses, insurance and property taxes.

     We place purchase orders with wafer foundries in the normal course of business. As of December 31, 2002, we had approximately $48,000 of outstanding purchase commitments with a supplier for the purchase of wafers. We expect to receive and pay for the wafers, within the next nine months, from its existing cash balances.

     Future payments due under building lease and purchase commitments as of December 31, 2002 are as follows (in thousands):

Fiscal	Capital	Building	Purchase
Year	Leases	Lease	Commitments	Total

2003	$32	$146	$48	$226
2004	134	227	—	361
2005	140	48	—	188
2006		11	—	11

	$306	$432	$48	$786

     Based on our current expectations, we believe that our cash and cash equivalents and short-term investments, which totaled $26.4 million at December 31, 2002, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the three months ended December 31, 2002, cash, cash equivalents and short-term investments decreased by $2.7 million. As a result of anticipated net losses and purchases of capital assets, we anticipate that we will use approximately the same amount on a quarterly basis in fiscal 2003. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

     There were no significant related party transactions during the three months ended December 31, 2002.

Inflation

     The impact of inflation on our business was not material for the periods ended December 31, 2002 and 2001.

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

     In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue arrangements entered into in the fiscal year beginning April 1, 2003. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $60.9 million from our inception in March 1993 through December 31, 2002. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Kanematsu Semiconductor, Ltd.,

Chou Chin Industrial Co., Ltd. and Micro Network Co., Ltd., accounted for approximately 39%, 16% and 11% of our total revenues for the three months ended December 31, 2002, respectively. For the three months ended December 31, 2001, sales to Prediwave Corporation and General Instruments, Inc., both OEMs, accounted for approximately 76% and 12% of total revenues, respectively. Siemens Communications, Ltd. and Kanematsu Semiconductor, Ltd. accounted for approximately 30% and 17% of our total revenues for the nine months ended December 31, 2002, respectively. For the nine months ended December 31, 2001, sales to Prediwave Corporation and General Instruments, Inc. accounted for approximately 60% and 17% of total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2002, 2001 and 2000 and the three and nine months ended December 31, 2002, research and development expenses represented 107%, 51%, 48%, 429% and 422% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses at our headquarters in Santa Clara, California, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

Our continued Nasdaq SmallCap Market listing is not assured

     The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. These requirements include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1.00. On July 29, 2002, we received notification by the Nasdaq National Market that for 30 consecutive trading days, the price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). In order to regain compliance with Marketplace Rule 4450(e)(2), the bid price of our common stock must close at or above $1.00 per share or more for a minimum of 10 consecutive trading days prior to October 28, 2002.

As we were not in compliance under the Nasdaq National Market minimum bid price listing standard by October 28, 2002, we subsequently applied to transfer to and began trading on the Nasdaq SmallCap Market on December 4, 2002.

Not maintaining a listing on a major stock market may:

•	result in a decrease in the trading price of our common stock;

•	lessen interest by institutions and individuals in investing in our common stock;

•	make it more difficult to obtain analyst coverage; and

•	make it more difficult for us to raise capital in the future.

In addition, current and prospective customers and strategic partners may limit or cease their business relationships with us because of concerns or perceptions regarding our listing status and future liquidity.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 32%, 67%, 71%, 88% and 89% of our total revenues in fiscal years 2002, 2001, 2000 and the three and nine months ended December 31, 2002, respectively. We anticipate that sales to customers located outside the United

States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

February 7, 2003	By:	/s/ Arthur Nguyen
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

Date: February 7, 2003

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

Date: February 7, 2003

/s/ Arthur Nguyen

Arthur Nguyen Acting Chief Financial Officer

Exhibit Index

Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.