Form 10-K
period 2003-03-31
TVIA INC
filed 2003-06-24
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on May 31, 2003) was approximately $13,282,607.

      As of May 31, 2003, there were 22,166,440 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Stockholders to be held on September 2, 2003.

TVIA, INC. AND SUBSIDIARY

2003 FORM 10-K

PART I

Item 1.	Business

      When used in this Report, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company’s anticipated revenues, sources of revenues, expenses, the features, performance, advantages and anticipated benefits of our products, the importance of customer support, the expertise, industry knowledge and capabilities of our sales and marketing staff, our design support, the importance of design support, continued expenditures on research and development, our ability to migrate to smaller process geometries, the key competitive factors in our target markets, our ability to compete, increasing competition in our markets, sources of competition, our intellectual property, our ability to protect our intellectual property, our backlog as an indicator of strategy as to our future revenues, the status of our relations with our employees, the benefits of our operations in Hefei, the adequacy of our existing facilities, our dividend policy and our planned retention of our future earnings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, risks related to slower than anticipated emergence of the interactive television market; general economic conditions and specific conditions in the markets we address; the timing, rescheduling or cancellation of significant customer orders; the loss of a key customer; the end of a key customer contract, our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the availability and pricing of foundry and assembly capacity and raw materials; insufficient customer support; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration; the effects of new and emerging technologies; the risks and uncertainties associated with our international operations; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      We currently offer three product families: the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Finally, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

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

Customers

      We target customers in the advanced television and emerging interactive display markets. We began to focus on the emerging interactive display market in 1997, and later expanded our focus to include the advanced television markets. The majority of our sales in fiscal 2003 were to the broadband set-top box market portion of the emerging interactive display market, primarily for video-on-demand applications. In prior years, the majority of our sales were to the emerging interactive display market. Many of our customers manufacture or distribute products in more than one of our target markets.

      In fiscal 2003, sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 24%, 17% and 10% of revenues, respectively. In fiscal 2002, sales to Prediwave Corporation and Motorola Broadband accounted for 62% and 14% of revenues, respectively. In fiscal 2001, sales to Prediwave Corporation, Kanematsu Devices Corporation and Weikeng Industrial Co., Ltd. accounted for 12%, 12% and 10 % of revenues, respectively.

      In fiscal 2003, sales to customers in Europe, Taiwan, Japan, the United States and Korea comprised of 35%, 25%, 16%, 14% and 10% of revenues, respectively. In fiscal 2002, sales to customers in the United States and Taiwan comprised 68% and 22% of revenues, respectively. In fiscal 2001, sales to customers in Taiwan, the United States, Japan and Europe comprised 34%, 33%, 11% and 11% of revenues, respectively.

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

      As of March 31, 2003, we employed a sales and marketing force of 14 people. We believe these personnel have the technical expertise and industry knowledge necessary to support a lengthy and complex sales process. We also employed four field applications engineers that assist customers in designing, testing and qualifying system designs that incorporate our integrated circuits and software products. We believe that the depth and quality of this design support are key to improving our customers’ time to market and maintaining a high level of customer satisfaction. Our three direct sales offices are located in Santa Clara, California; Taipei, Taiwan; and Hefei, People’s Republic of China. All of our sales offices provide hardware and software applications support. Information about geographic areas and operating segments is included in Note 10 to the Consolidated Financial Statements in Item 8.

Research and Development

      Our research and development efforts are focused on four areas: device architecture and logic design, physical layer design, software development and device testing. As of March 31, 2003, our research and development staff consisted of 216 employees, (25 of whom were located in the United States and 191 of whom were located in the People’s Republic of China). Our research and development efforts have centered on architecture design, streaming media processing modes, high-speed digital and mixed signal design and software.

      We conduct research and development at our design centers in Santa Clara, California and Hefei, People’s Republic of China. Our People’s Republic of China facility is located in a science park near Hefei University of Technology, and employee costs are lower than in the San Francisco Bay Area.

      Our research and development expenses for fiscal years 2003, 2002 and 2001 were $9.0 million, $12.7 million, and $6.8 million, respectively. Research and development expenses consist mainly of personnel and other costs associated with the development of product designs, process technology, software and programming hardware. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

      We have adopted a fabless semiconductor manufacturing model and we outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development, testing and marketing of our products and significantly reduces our capital requirements. We develop our designs to be compatible with two foundries, United Manufacturing Corporation, or UMC, and Taiwan Semiconductor Manufacturing Corporation, or TSMC, both of which are located in Hsin Chu, Taiwan. This allows us to shift production from one facility to the other in the event of a capacity constraint at one foundry. We currently use 0.35 micron technology for production of our CyberPro 5000 family, 0.3 micron technology for production of our CyberPro 5300 family, and 0.18 micron technology for production of our CyperPro 5202 family.

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

      We have filed two applications for United States patents, one of which has been allowed, containing claims covering various aspects of combining digital streams of video and graphics for presentation on an output display and for changing the size of graphic data for presentation on a television output display. We expect to file patent applications as we deem appropriate to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology.

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

History

      We were originally incorporated in California as Integraphics Systems, Inc. in March 1993. We changed our name to IGS Technologies in August 1997. In March 2000, we changed our name to Tvia, Inc. In August 2000, we reincorporated in Delaware. Tvia operates in one principal industry segment.

      Our subsidiary in Hefei, People’s Republic of China, had 237 employees as of March 31, 2003, including 191 employees in research and development. This facility handles our operations and testing, and performs sales and marketing, in addition to research and development activities. Our market focus is centered on the Asia Pacific region, including China, Taiwan, Japan and Korea. We believe our Hefei subsidiary affords a cost effective means for us to develop products and supports for our extensive hardware and software alliances. Our subsidiary also gives us a presence in the China market.

Seasonality

      The electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

Employees

      As of March 31, 2003, we had 277 full time employees including 216 engaged in research and development, 14 engaged in sales and marketing, 32 engaged in operations and 15 engaged in general management and administration activities. Of these employees, 37 work in our Santa Clara facility, 3 work in our Taiwan office and 237 work at our facility in the People’s Republic of China. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

Available Information

      Our internet address is www.tvia.com. We make available free of charge through a hyperlink on its website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on From 10-K.

Item 2.     Properties

      Our headquarters, which also serves as our principal administrative, selling, marketing, customer support, applications engineering and product development facility, is located in Santa Clara, California, and consists of one building of approximately 16,500 square feet under a lease that expires in July 2004. We also lease a sales, marketing and customer support office in Taipei, Taiwan of approximately 1,500 square feet under a month-to-month lease and a building located in Hefei, People’s Republic of China of approximately 15,000 square feet under a lease that expires in June 2005 for our research and development operations in China.

      We believe our existing facilities are adequate to meet our needs for the near future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

Item 3.     Legal Proceedings

      From time to time the Company may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this filing, we do not have any legal proceedings pending against the Company or, to the best of its knowledge, threatened against it.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers

      The executive officers of the Company are as follows:

      Kenny Liu, 49, has served as our Chairman of the Board since January 1995, and as Chief Executive Officer from January 1995 to November 2001. From January 1989 to March 1994, Mr. Liu served as Chairman and Chief Executive Officer of OPTi Inc., a manufacturer of core logic chip sets for the personal computer market. Mr. Liu received a B.S. in Electrical Engineering from National Cheng-Kung University in Taiwan, an M.S. in Computer Science from Santa Clara University and an M.S. in Electrical Engineering from Ohio State University.

      Eli Porat, 57, has served as our Chief Executive Officer since November 2001and as President since February 2002. Mr. Porat has served as a director of our Company since March 2001. From January 1997 to November 2001, Mr. Porat was Chief Executive Officer of OpenGrid, Inc., a mobile business solutions company. From 1991 to 1996, Mr. Porat was Chief Executive Officer of DSP Group, an audio digital signal processing company. From 1972 to 1983, Mr. Porat was with Intel Corporation. Mr. Porat earned a B.S. and M.S. degrees in Electrical Engineering and Computer Science from the University of California, Berkeley.

      Arthur Nguyen, 51, has served as our Chief Financial Officer since March 2003. He joined us as Corporate Controller in October 2000, serving in that position until February 2003. Prior to joining us, he served as Director of Accounting at marchFIRST, an internet consulting company from November 1999 to September 2000. From July 1996 to October 1999, Mr. Nguyen was Chief Financial Officer of Hayward Quartz Technology, Inc., a semiconductor component manufacturer. Mr. Nguyen received a Master in Business Administration with a concentration in Accounting from the California State University, San Bernardino and a B.S. in Business Administration from California State University, Sacramento. Mr. Nguyen is a Certified Public Accountant.

      Jhi-Chung Kuo, 50, a cofounder of the Company, has served as our Vice President of Engineering since April 2002. From July 2000 to March 2002, he served as our Chief Technology Officer. From March 1993 to June 2000, Mr. Kuo served as our Vice President of Engineering. Mr. Kuo received a B.S. in Physics from National Central University in Taiwan and an M.S. in Electrical Engineering from Mississippi State University.

      James Tao, 52, has served as Vice President of Sales and Marketing since October 2002. He joined us in June 1997 as Senior Director of Business Development, and served from November 1999 to February 2002 as Vice President of Business Development, and Vice President of Worldwide Marketing from March 2002 to September 2002. From March 1989 to May 1997, Mr. Tao served as Vice President of Sales and Marketing at Focus Information Systems, a personal computer peripheral product company. Mr. Tao received an M.B.A. in Telecommunication Management from Golden Gate University and an M.S. in Computer Science from the University of Hawaii.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock, par value $0.001 (“Common Stock”), is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “TVIA”, until December 4, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market and SmallCap Market, as applicable.

	High	Low

2001 Quarter Ended:
June 30	$3.00	$1.44
September 30	2.50	1.21
December 31	2.11	0.87
2002 Quarter Ended:
March 31	2.15	1.45
June 30	1.90	0.88
September 30	0.99	0.45
December 31	0.77	0.47
2003 Quarter Ended:
March 31	0.70	0.51

      As of May 31, 2003, the Common Stock was held by 299 stockholders of record (not including beneficial holders of stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Securities Authorized for Issuance Under Compensation Plans

      Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for the years ended March 31, 2003, 2002 and 2001, and with respect to our consolidated balance sheets at March 31, 2003 and 2002, are derived from our Consolidated Financial Statements and related Notes which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended March 31, 2000 and 1999 and our consolidated balance sheet data at March 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this Form 10-K. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in this Form 10-K.

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$1,771	$11,342	$12,743	$6,528	$1,432
Development contracts and other	461	498	701	529	90

Total revenues	2,232	11,840	13,444	7,057	1,522

Cost of revenues:
Product sales	1,460	8,522	7,650	3,622	1,257
Development contracts and other	83	109	68	185	51

Total cost of revenues	1,543	8,631	7,718	3,807	1,308

Gross profit	689	3,209	5,726	3250	214

Operating expenses:
Research and development	8,983	12,664	6,774	3,390	3,357
Sales, general and administrative	3,545	5,056	5,695	3,370	2,062
Amortization of deferred stock compensation	595	1,572	2,701	1,499	2
Restructuring costs	950	—	—	—	—

Total operating expenses	14,073	19,292	15,170	8,259	5,421

Operating loss	(13,384)	(16,083)	(9,444)	(5,009)	(5,207)
Other expense (income), net
Interest income	(703)	(1,818)	(2,105)	(49)	(7)
Interest expense	14	—	132	328	173
Amortization of debt guarantee debt and other	—	—	327	753	298

Other expense (income), net	(689)	(1,818)	(1,646)	1,032	464

Net loss before extraordinary item	(12,695)	(14,265)	(7,798)	(6,041)	(5,671)
Extraordinary item, net of income taxes	—	—	672	—	—

Net loss	(12,695)	(14,265)	(8,470)	(6,041)	(5,671)
Dividend related to convertible preferred stock	—	—	671	2,161	—

Net loss attributable to common stockholders	$(12,695)	$(14,265)	$(9,141)	$(8,202)	$(5,671)

Basic and diluted net loss attributable to common stockholders before extraordinary item	$(0.58)	$(0.66)	$(0.56)	$(2.63)	$(2.56)

Extraordinary item, net of income taxes	$—	$—	$0.05	$—	$—

Basic and diluted net loss attributable to common stockholders	$(0.58)	$(0.66)	$(0.61)	$(2.63)	$(2.56)

Shares used in computing basic and diluted net loss per share to common stockholders before and after extraordinary item	21,952	21,631	15,052	3,118	2,219

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term investments	$24,417	$35,505	$46,682	$6,864	$—
Working capital (deficit)	24,273	35,979	50,305	5,915	(3,476)
Total assets	31,193	43,387	57,435	11,368	730
Long term liabilities	486	—	—	2,959	—
Redeemable convertible preferred stock	—	—	—	16,594	9,704
Stockholders’ equity (deficit)	$28,766	$40,925	$53,422	$(14,266)	$(12,978)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

      When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues and sources of revenues, level of future revenues, decrease in sales to our top customers, reasons for decreased revenues, including the slowdown of the interactive television industry, an inventory correction, delay in customer product introductions and general economic uncertainty, net losses, future profitability, the reasonableness of our accounting assumptions and estimates, expected expenditures and the level of expenditures, the effect of certain accounting principles on our consolidated financial statements, future sales to key customers, the level of our research and development expense, development of new products, research and development in China, uses and adequacy of our current cash, cash equivalents and short-term investments, the impact of the adoption of accounting pronouncements, reliance on a small number of original equipment manufacturers, our ability to compete, increasing competition in our markets and our competitors, sales to customers outside of the United States, effect of foreign currency exchange rates, and changes in interest rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; a further decrease in revenues, inability to timely reduce expenses; the effect of the terrorist attacks in the United States and any resulting conflicts or similar events worldwide on our customers’ demand of our products; the impact of worldwide events on our operations in China; general economic conditions and specific conditions in the markets we address; dependence on a key customer or OEM; the loss of a key customer; or key customer contract decreases in sales to a key OEM; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; purchases of capital assets; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

      Approximately 86%, 32% and 67% of our total revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers accounted for 24%, 17% and 10% of total revenues in the fiscal year ended March 31, 2003, respectively. Our top two customers accounted for 62% and 14% of total revenues in the fiscal year ended March 31, 2002, respectively. Our top three customers accounted for 12%, 12% and 10% of total revenues for the fiscal year ended March 31, 2001, respectively.

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

      We have sustained losses on a quarterly and annual basis since inception. As of March 31, 2003, we had an accumulated deficit of approximately $63.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We anticipate lower revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, delay in customer product introductions in order to incorporate additional third-party features, and general economic uncertainty.

      In connection with the grant of stock options to employees, we have recorded stock based compensation related to stock options granted below deemed fair market value cumulatively through March 31, 2003 of approximately $6.4 million. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant and it was fully amortized through March 31, 2003.

      We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development, and a branch office in Taipei, Taiwan, which is primarily engaged in sales efforts.

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, purchased intangible asset valuations, and other contingencies. We base our estimates and assumptions on historic experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

	Year Ended March 31,

	2003	2002	2001

Consolidated Statement of Operations Data:
Revenues:
Product sales	79%	96%	95%
Development contracts and other	21	4	5

Total revenues	100	100	100

Cost of revenues:
Product sales	65	72	57
Development contracts and other	4	1	—

Total cost of revenues	69	73	57

Gross profit	31	27	43

Operating expenses:
Research and development	402	107	51
Sales, general and administrative	159	43	42
Amortization of deferred stock compensation	27	13	20
Restructuring expenses	43	—	—

Total operating expenses	631	163	113

Operating loss	(600)	(136)	(70)

Other expense (income), net
Interest income	(31)	(15)	(16)
Interest expense	—	—	1
Amortization of debt guarantee and other	—	—	3

Other expense (income), net	(31)	(15)	(12)

Net loss before extraordinary item	(569)	(121)	(58)
Extraordinary item, net of income taxes	—	—	5
Net loss	(569)	(121)	(63)

Dividend related to convertible preferred stock	—	—	5

Net loss attributable to common stockholders	(569)%	(121)%	(68)%

Results of Operations for the Fiscal Years Ended March 31, 2003, 2002 and 2001

      Revenues. Revenues were $2.2 million, $11.8 million and $13.4 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Revenues decreased by $9.6 million from fiscal year 2002 to fiscal year 2003 and $1.6 million from fiscal year 2001 to fiscal year 2002. These decreases were primarily due to a slower than anticipated emergence of the interactive television market and general economic conditions in fiscal years 2003 and 2002. Most of our revenues are from design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

      Export revenues, consisting primarily of product sales and development contracts to OEMs, sales representatives and distributors in Asia, represented 86%, 32% and 67% of total revenues in fiscal years 2003,

2002 and 2001, respectively. All export revenues are denominated in United States dollars. We believe export sales will represent a majority of our revenues in the foreseeable future.

      Gross margin. Gross margin was 31%, 27% and 43% for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Gross margin increased to 31% in fiscal 2003 from 27% in fiscal 2002 resulting from higher margin from non-product revenues. Gross margin decreased from 43% in fiscal 2001 to 27% in fiscal 2002 primarily as a result of inventory charges related to slow moving inventory impacted by the reduced revenues and product transition within our CyberPro 5000 product family and lower revenues over relatively fixed product cost.

      Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective multi-media display processors that process the rich media content available on the broadband network. Research and development expenses were $9.0 million, $12.7 million and $6.8 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. As a percentage of revenues, research and development expenses represented 402%, 107% and 51% for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The decrease in research and development expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 resulted primarily from a reduction of our research and development operations in Santa Clara, California. The increase in research and development expenses in absolute dollars and as a percentage of revenues from fiscal year 2001 to fiscal year 2002 was primarily attributable to the increase in the number of research and development personnel in both the second half of fiscal year 2001 and fiscal year 2002, higher levels of depreciation resulting from the acquisition of computers, lab equipment, and software, and a $0.5 million write-down of licensed technology. We now employ 216 employees in research and development, of which 25 are located in the United States and 191 are located in the People’s Republic of China. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our activities in Santa Clara. In the foreseeable future, we expect research and development expenses in absolute dollars to continue to slightly decline.

      Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $3.5 million, $5.1 million and $5.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. As a percentage of revenues, sales, general and administrative expenses were 159%, 43% and 42% for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The decrease in sales, general and administrative expenses from fiscal year 2002 to fiscal year 2003 resulted from a reduction in workforce and other cost cutting measures. The decrease in sales, general and administrative expenses in absolute dollars from fiscal year 2001 to fiscal year 2002 was primarily due to approximately $0.4 million of higher tradeshow marketing expenses incurred in fiscal 2001. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to continue to slightly decline.

      Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.6 million, $1.6 million and $2.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      Restructuring Charges. During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff.

      The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License	Leased	Severances and
	Technology	Facilities	Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Write-off	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	$—	$23	$—	$23

      The Company anticipates that the remaining restructuring provision balance of $23,000 will be paid out by the end of the first quarter of fiscal 2004.

      Other expense (income), net. Other expense (income), net consists primarily of interest income, interest expense and amortization of guarantee debt costs. Other income, net was $0.7 million, $1.8 million and $1.6 million for fiscal years 2003, 2002 and 2001, respectively. Other income, net, generated in the fiscal years ended March 31, 2003, 2002 and 2001 was primarily a result of interest income earned from our investments which increased significantly in fiscal year 2001 as a result of investments made using the proceeds from our initial public offering, and to a lesser extent, the repayment of our outstanding debt, partially offset by amortization of debt guarantee. Other income, net was further offset in fiscal years 2003 and 2002 by a lower return on our investments and declining levels of amount of cash and investments.

      Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses for each of the fiscal years ended March 31, 2003, 2002 and 2001, and therefore made no provision for income tax in these fiscal years. As of March 31, 2003, we had federal and state net cumulative operating losses of approximately $46.0 million and $9.0 million, respectively, which are available to offset future taxable income. If not used, these federal and state net operating losses will expire through 2023 and 2013, respectively.

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

      Preferred stock dividend. During the fiscal year ended March 31, 2001, we recorded a preferred stock dividend of $0.7 million, representing the value of the beneficial conversion feature on the issuance of convertible preferred stock. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $3.75 per share and the estimated fair value of the common stock at that date.

Liquidity and Capital Resources

      During the fiscal year ended March 31, 2003, net cash used in operating activities was $10.2 million, primarily due to net loss of $12.7 million, a decrease in accrued expenses of $0.6 million and an increase in accounts receivable of $0.2 million, partially offset by non-cash expenses of $2.0 million and decreases of $0.8 million and $0.5 million in prepaid expenses and other current assets, and inventories, respectively. During the fiscal year ended March 31, 2002, net cash used in operating activities was $8.0 million, primarily due to net loss of $14.3 million, a decrease in accrued expenses of $1.1 million, partially offset by non-cash expenses of $3.2 million and decreases of $1.8 million and $2.8 million in accounts receivable and inventories, respectively. During the fiscal year ended March 31, 2001, net cash used in operating activities was $9.6 million primarily due to net loss of $8.5 million, increase in inventories of $3.0 million and increase in other prepaid expenses and current assets of $1.3 million, partially offset by non-cash expenses of $4.3 million.

      Purchases of property and equipment were $0.8 million, $2.1 million and $2.2 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. As of March 31, 2003, we did not have any significant capital purchase commitments.

      Net cash flows from financing activities were $0.0 million, $0.3 million and $54.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Net cash flows from financing activities in fiscal 2002 resulted primarily from the proceeds from the sale of common stock under our Employee Stock Purchase Plan. Net cash flows from financing activities in fiscal 2001 resulted primarily from the proceeds from the issuance of common stock in our initial public offering completed in August 2000, the sale of 409,992 shares of Series I convertible preferred stock, and the sale of common stock to Wind River, partially offset by the repayment of outstanding debt and the repurchase of our common stock.

      As of March 31, 2003, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at March 31, 2003 was $24.3 million.

      The following represent our more significant working capital commitments which information is included in Note 11 to the Consolidated Financial Statements in Item 8:

      The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2005. The Company purchased certain software under capital leases. Future minimum lease payments under all capital and operating leases, and other purchase commitments as of March 31, 2003 were as follows (in thousands):

Fiscal
Year	Amount

2004	494
2005	568
2006	11

$1,073

      On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of March 31, 2003, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the March 31, 2003 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

      On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of March 31, 2003, we had not repurchased any shares of common stock under this program.

      The Company places purchase orders with wafer foundries throughout its normal course of business. As of March 31, 2003, the Company had approximately $64,000 of outstanding purchase commitments with a supplier for the purchase of wafers. The Company expects to receive and pay for the wafers, within the next six months, from its existing cash balances.

      Based on our current expectations, we believe that our cash and cash equivalents and short-term investment, which totaled $24.4 million at March 31, 2003, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the fiscal year ended March 31, 2003, we used $11.1 million of cash and cash equivalents and short-term investments. As a result of anticipated net losses and purchases of capital assets, we anticipate that we will use a slightly lower amount in the fiscal year ending March 31, 2004. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

The following represent our significant related party transactions:

Stock Option Exchange

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

Severance Payment

      Our former President resigned on January 31, 2002 and received a severance package that included additional salary equal to $94,000 and an additional six months of vesting for his stock options.

Sales to Related Parties

      A member of the Board of Directors was a former officer of a company which is an affiliate company of a major customer. Sales to this customer were $31,000, $127,000 and $43,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Payments to Related Parties

      A member of the Board of Directors was a former officer of companies which are affiliated to the Company’s major vendors UMC and TSMC, respectively. Purchases from UMC amounted to $443,000 and $2,485,000 for the fiscal year ended March 31, 2003 and 2002, respectively. Total combined purchases from UMC and TSMC amounted to $7,062,000 for the fiscal year ended March 31, 2001. The accounts payable outstanding to UMC as of March 31, 2003 and 2002 were $64,000 and $173,000, respectively. The total combined accounts payable outstanding to UMC and TSMC as of March 31, 2001 was $312,000.

      Another member of the Board of Directors received $0, $13,000 and $10,500 in the years ended March 31, 2003, 2002 and 2001, respectively, and an option to purchase 25,000 shares of common stock in the year ended March 31, 2001, for providing management consulting services. The consulting agreement with this Board member terminated on August 1, 2002.

Inflation

      The impact of inflation on our business has not been material for the fiscal years ended March 31, 2003, 2002, and 2001.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has determined that this standard will not have a material impact on its financial position and results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of this standard will have no material impact in its financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS No. 146 during the first quarter of fiscal year 2003. The provisions of EITF No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. Our products typically carry on a one-year warranty. We have historically experienced minimal warranty costs.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on its financial statements.

Interim Financial Information (unaudited)

      The following table presents selected unaudited quarterly results of operations data for each of the eight quarters in the period ended March 31, 2003. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and the necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly unaudited quarterly results of operation data (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Total revenues	$706	$587	$438	$501
Gross margin	250	110	134	195
Net loss	(3,712)	(4,109)	(2,818)	(2,056)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.13)	$(0.09)
Shares used in computing basic and fully diluted net loss per share	21,983	21,969	21,948	22,012
2002:
Total revenues	$2,463	$3,515	$4,210	$1,652
Gross margin	(1,148)	1,598	1,928	831
Net loss	(4,948)	(2,854)	(2,520)	(3,943)
Basic and diluted net loss per share	$(0.23)	$(0.13)	$(0.12)	$(0.18)
Shares used in computing basic and fully diluted net loss per share	21,493	21,551	21,897	21,831

FACTORS THAT MAY AFFECT RESULTS

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

      We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $63.0 million from our inception in March 1993 through March 31, 2003. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

      Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues. Sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co, Ltd. represented 24%, 17% and 10% of our total revenues for the fiscal year ended March 31, 2003, respectively. Sales to Prediwave Corporation and Motorola Broadband accounted for approximately 62% and 14% of our total revenues for the fiscal year ended March 31, 2002, respectively. For fiscal year ended March 31, 2001 sales to Prediwave Corporation, Kanematsu Devices Corporation and Weikeng Industrial, Ltd. accounted for approximately 12%, 12% and 10% of our total revenues, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to any key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

      We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2003, 2002 and 2001, research and development expenses represented 402%, 107% and 51% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses at our headquarters in Santa Clara, California, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

Effective at the beginning of trading on December 4, 2002, the listing of our common stock was transferred to the Nasdaq SmallCap Market and if we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

      Beginning at the commencement of trading on December 4, 2002, our common stock was listed on the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market will result in decreased liquidity of our common stock and may further decrease the price per share of our common stock.

      As a result of the transfer to the Nasdaq SmallCap Market, we may become subject to certain sections of the California Corporations Code that may affect our charter documents. For example, we may not be able to continue to have a classified board or continue to eliminate cumulative voting. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders may have certain dissenting stockholder rights. The transfer to the Nasdaq SmallCap Market may also require that we amend provisions of our stock incentive plan and employee stock purchase plan.

      There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before January 27, 2003, Nasdaq granted us an additional 180 days, or until July 28, 2003, to comply with the minimum closing bid price requirement because we met the initial listing requirements of the Nasdaq SmallCap Market on that date. If we are unable to comply with this criteria for 10 consecutive trading days before July 28, 2003, or we are unable to continue to meet any of the Nasdaq SmallCap Market’s initial listing requirements during the 180 days grace period, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

      In addition, many companies that face delisting as a result of closing bid prices that are below the Nasdaq SmallCap Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We are currently considering the merits of implementing a reverse split and plan to submit a proposal to such effect in our proxy materials for our 2003 annual meeting of stockholders. We will continue to evaluate this option as well as other courses of action.

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

      The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure or inventory write-

downs. For example, in fiscal 2002 we took a slow moving inventory charge, which negatively impacted our gross margin for fiscal 2002. On the other hand, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.

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

      Sales of our products to our OEM customers and to distributors located outside the United States accounted for 86%, 32% and 67% of our total revenues in fiscal years 2003, 2002 and 2001. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

The sale of our software business and software related assets may not close or we may not meet the milestone requirements, either of which could negatively impact our cash flow.

      On June 18, 2003, we entered into an agreement with MediaTek, Inc. and certain of its subsidiaries to sell our software business and software related assets for $10.0 million. The closing of the transaction is subject to closing conditions. If we are unable to meet the closing conditions, then the transaction will not close and MediaTek will not purchase our software business and software related assets. If the transaction does not close, we will not receive the cash expected for the sale, and we will need to reevaluate our long-term strategy for the software business, which will consume management time and resources. Additionally, the payment of a portion of the purchase price is conditioned on our achieving specified milestones. If we are unable to meet the milestone requirements, than we will not receive a portion of the purchase price.

We depend on key personnel, the loss of whom would impair or inhibit the growth of our business.

      Our success depends on the skills, experience and performance of our executive officers and other key management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on Kenny Liu, our Chairman, and Eli Porat, our Chief Executive Officer and President. The competition for employees with technical skills is intense, and we may not be able to attract and retain a sufficient number of such qualified new personnel in the future. The loss of the service of one or more of our key employees, or our failure to attract, retain and motivate qualified personnel would inhibit the growth of our business.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

      We are an international company, selling our products globally and, in particular, in Europe, Japan, Korea, the People’s Republic of China and Taiwan. Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People’s Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Tvia, Inc.
Report of Independent Accountants — PricewaterhouseCoopers LLP	33
Independent Auditors’ Report — Arthur Andersen LLP	34
Consolidated Balance Sheets	35
Consolidated Statements of Operations	36
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
Financial Statement Schedule
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto	54

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tvia, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tvia, Inc. and its subsidiary at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Tvia, Inc. for the year ended March 31, 2000 were audited by other independent accountants who have ceased operations. These independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated April  30, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 29, 2003, except as to Note 12, which is as of June 18, 2003

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

April 30, 2001

      This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated April 30, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on June 29, 2001, and has not been reissued by Arthur Andersen LLP since that date. The consolidated balance sheets of Tvia, Inc. as of March 31, 2001 and 2000, and related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2000 referred to in the audit report of Arthur Andersen LLP are not included in this Annual Report on Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. See Exhibit 23.2 to this report for further discussion.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$11,080	$6,445
Short term investments	13,337	29,060
Accounts receivable, net	331	164
Inventories	1,055	1,510
Prepaid expenses and other current assets	411	1,262

Total current assets	26,214	38,441
Property and equipment, net	3,209	2,945
Other assets	1,770	2,001

Total assets	$31,193	$43,387

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$632	$691
Accrued expenses	1,175	1,771
Short-term portion of capital leases	134	—

Total current liabilities	1,941	2,462
Long-term portion of capital leases	486	—

Total liabilities	2,427	2,462

Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value: 5,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value: 125,000 shares authorized; 22,139 and 21,138 shares outstanding, respectively	22	22
Additional paid-in-capital	92,444	92,388
Deferred stock compensation	—	(595)
Accumulated comprehensive income	6	31
Accumulated deficit	(62,956)	(50,261)
Treasury stock	(750)	(660)

Total stockholders’ equity	28,766	40,925

Total liabilities and stockholders’ equity	$31,193	$43,387

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenues:
Product sales	$1,771	$11,342	$12,743
Development contracts and other	461	498	701

Total revenues	2,232	11,840	13,444

Cost of revenues:
Product sales (excluding amortization of deferred compensation of $9, $19 and $36, respectively)	1,460	8,522	7,650
Development contracts and other	83	109	68

Total cost of revenues	1,543	8,631	7,718

Gross profit	689	3,209	5,726
Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $155, $590 and $996, respectively)	8,983	12,664	6,774
Sales, general and administrative (excluding amortization of deferred stock compensation of $431, $963 and $1,669, respectively)	3,545	5,056	5,695
Amortization of deferred stock compensation	595	1,572	2,701
Restructuring charges	950	—	—

Total operating expenses	14,073	19,292	15,170

Operating loss	(13,384)	(16,083)	(9,444)

Other expense (income), net:
Interest income	(703)	(1,818)	(2,105)
Interest expense	14	—	132
Amortization of debt guarantee costs and other	—	—	327

Other expense (income), net	(689)	(1,818)	(1,646)

Net loss before extraordinary item	(12,695)	(14,265)	(7,798)
Extraordinary item, net of income tax	—	—	672

Net loss	(12,695)	(14,265)	(8,470)
Dividend related to convertible preferred stock	—	—	671

Net loss attributable to common stockholders	$(12,695)	$(14,265)	$(9,141)

Basic and diluted net loss per share attributable to common stockholders:
Net loss attributable to common stockholders before extraordinary item	$(0.58)	$(0.66)	$(0.56)
Extraordinary item, net of income taxes	—	—	0.05

Net loss attributable to common stockholders	$(0.58)	$(0.66)	$(0.61)

Shares used in computing basic and diluted net loss attributable to common stockholders before and after extraordinary item	21,952	21,631	15,052

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

						Common Stock
	Redeemable Convertible			Convertible
	Preferred Stock			Preferred Stock
							Par
	Shares	Amount	Warrants	Shares	Amount	Shares	Amount

	(In thousands, except per share data)
Balance at March 31, 2000	5,107,385	$16,594	$849	5,802,112	$9,242	5,233,806	$—
Conversion of common stock from no par to $0.001 par value	—	—	—	—	—	—	5
Dividend related to redeemable convertible preferred stock	—	671	—	—	—	—	—
Shares issued in initial public offering, net of costs	—	—	—	—	—	5,675,050	6
Conversion of preferred stock to common stock	(5,107,385)	(17,265)		(5,802,112)	(9,242)	10,909,497	11
Conversion of preferred stock warrants to common stock warrants	—	—	(849)	—	—	—	—
Issuance of warrants to WindRiver	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	—
Issuance of common stock for bonus	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Sale of common stock to WindRiver	—	—	—	—	—	90,909	—
Repurchase of common stock	—	—	—	—	—	(22,369)	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	1,685	—
Exercise of options	—	—	—	—	—	1,110	—
Purchase of treasury stock	—	—	—	—	—	(60,000)	—
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at March 31, 2001	—	—	—	—	—	21,829,688	22
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Issuance of common stock under ESPP and through exercises of stock options	—	—	—	—	—	307,915	—
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at March 31, 2002	—	—	—	—	—	22,137,603	22
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(143,700)	—
Repurchase of common stock	—	—	—	—	—	(93,691)	—
Issuance of common stock under ESPP and through exercises of stock options	—	—	—	—	—	238,865	—
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at March 31, 2003	—	$—	$—	—	$—	22,139,077	$22

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional	Deferred	Other
	Paid-in	Stock	Comprehensive	Accumulated	Treasury	Stockholders’
	Capital	Compensation	Income	Deficit	Stock	Equity (Deficit)

	(In thousands, except per share data)
Balance at March 31, 2000	$7,846	$(4,499)	$—	$(26,855)	$—	$(14,266)
Conversion of common stock from no par to $0.001 par value	(5)	—	—	—	—	—
Dividend related to redeemable convertible preferred stock	—	—	—	(671)	—	(671)
Shares issued in initial public offering, net of costs	55,230	—	—	—	—	55,236
Conversion of preferred stock to common stock	26,496	—	—	—	—	17,265
Conversion of preferred stock warrants to common stock warrants	849	—	—	—	—	849
Issuance of warrants to WindRiver	250	—	—	—	—	250
Deferred stock compensation	367	(369)	—	—	—	(2)
Issuance of common stock for bonus	28	—	—	—	—	28
Amortization of deferred stock compensation	—	2,701	—	—	—	2,701
Sale of common stock to WindRiver	1,000	—	—	—	—	1,000
Repurchase of common stock	(2)		—	—	—	(2)
Common stock issued under employee stock purchase plan	16	—	—	—	—	16
Exercise of options	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(660)	(660)
Unrealized gain on available-for-sale investments	—	—	148	—	—	148
Net loss	—	—	—	(8,470)	—	(8,470)

Balance at March 31, 2001	92,075	(2,167)	148	(35,996)	(660)	53,422
Amortization of deferred stock compensation	—	1,572	—	—	—	1,572
Issuance of common stock under ESPP and through exercises of stock options	313	—	—	—	—	313
Unrealized loss on available-for-sale investments	—	—	(117)	—	—	(117)
Net loss	—	—	—	(14,265)	—	(14,265)

Balance at March 31, 2002	92,388	(595)	31	(50,261)	(660)	40,925
Amortization of deferred stock compensation	—	595	—	—	—	595
Purchase of treasury stock	—	—	—	—	(90)	(90)
Repurchase of common stock	(14)	—	—	—	—	(14)
Issuance of common stock under ESPP and through exercises of stock options	70	—	—	—	—	70
Unrealized loss on available-for-sale investments	—	—	(25)	—	—	(25)
Net loss	—	—	—	(12,695)	—	(12,695)

Balance at March 31, 2003	$92,444	$—	$6	$(62,956)	$(750)	$28,766

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(12,695)	$(14,265)	$(8,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312	1,091	437
Common stock and options issued for bonus and/or services rendered	—	—	28
Amortization of deferred stock compensation	595	1,572	2,701
Write-down of license technology	69	500	—
Non-cash amortization of guarantee costs and other	—	—	1,126
Changes in assets and liabilities:
Accounts receivable	(167)	1,777	(931)
Inventories	455	2,833	(3,016)
Prepaid expenses and other current assets	851	90	(1,279)
Accounts payable	(59)	(441)	(630)
Accrued expenses	(596)	(1,110)	481

Net cash used in operating activities	(10,235)	(7,953)	(9,553)

Cash Flows from Investing Activities:
Sale (purchase) of available-for-sale investments	15,698	(3,762)	(25,415)
Purchase of property and equipment	(366)	(2,062)	(2,190)
Purchase of intangible assets	(27)	(1,358)

Net cash provided by (used in) investing activities	15,305	(7,182)	(27,605)

Cash Flows from Financing Activities:
Repayments of capital leases	(401)	—	—
Proceeds from loans payable	—	—	159
Payments on loans payable	—	—	(4,188)
Proceeds from issuance of common stock	56	313	1,014
Treasury stock repurchase	(90)	—	(660)
Proceeds from initial public offering net of IPO costs	—	—	55,236
Restricted funds from stock subscription for convertible preferred stock	—	—	3,075

Net cash provided by (used in) financing activities	(435)	313	54,636

Net increase (decrease) in cash and cash equivalents	4,635	(14,822)	17,478
Cash and cash equivalents at beginning of period	6,445	21,267	3,789

Cash and cash equivalents at end of period	$11,080	$6,445	$21,267

Supplemental Cash Flow Information:
Interest paid	$14	$—	$132

Acquisition of property and equipment under capital leases	$1,021	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

      Tvia, Inc. (“the Company” or “Tvia”) was incorporated in California in March 1993 and reincorporated as a Delaware corporation in August 2000. Tvia designs, develops and markets multi-media display processors for the advanced television and emerging interactive display markets. The Company’s products, which consist of integrated circuits and proprietary software, process video, graphics and audio signals from terrestrial broadcast, narrow band telephone lines, cable, satellite and Ethernet and blend them together on one or more displays for a high quality, customized and interactive viewing experience. The Company sells its multi-media display processors to manufacturers of advanced television and emerging interactive displays. The Company has a subsidiary in the People’s Republic of China that supports the Company’s research and development activities and performs product testing and sales and marketing functions, and a branch in Taiwan that operates as a sales office.

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

Cash and Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive loss in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in other expense (income) in the consolidated statements of operations.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and overhead. Allowances when required are made to reduce excess inventories to their estimated net realizable values.

Property and Equipment

      Property and equipment are carried at cost and are depreciated using the straight-line method over the assets’ estimated useful life of two to five years. Management has determined asset lives based on their historical experience of technical obsolescence of equipment and the short life of tooling that is specific to certain product families.

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Income taxes are accounted for on the asset and liability method. Under this method, deferred income taxes are recognized based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities under the provisions of enacted tax laws. The effects of deferred taxes of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts expected to be realized.

Comprehensive Income (Loss)

      Statement of Financial Accounting Standard No. 130 “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive loss is as follows (in thousands):

	For the Year Ended March 31,

	2003	2002	2001

Net loss	$(12,695)	$(14,265)	$(9,141)
Unrealized gain (loss) on available-for-sale investments	25	(117)	148

Comprehensive loss	$(12,720)	$(14,382)	$(8,993)

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	For the Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss as reported	$(12,695)	$(14,265)	$(8,470)
Add: Stock-based employee compensation expense included in reported net loss	595	1,572	2,701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,195)	(3,765)	(2,805)

Pro forma net loss	$(14,295)	$(16,458)	$(8,574)

Basic and diluted net loss per share:
As reported	$(0.58)	$(0.66)	$(0.56)
Pro forma	$(0.65)	$(0.76)	$(0.57)

Stock Split

      In June 2000, the Company’s board of directors approved a 1-for-3 stock split of the Company’s common and preferred stock. All references in the accompanying consolidated financial statements to earnings per share and the number of shares have been retroactively restated to reflect the stock split.

Net Loss Per Share

      Net loss per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the redeemable convertible preferred stock, convertible preferred stock, stock options and warrants are antidilutive.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has determined that this standard will not have a material impact on its financial position and results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of this standard will have no material impact in its financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS No. 146 during the first quarter of fiscal year 2003. The provisions of EITF No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. Our products typically carry on a one-year warranty. We have historically experienced minimal warranty costs.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on its financial statements.

3.     Balance Sheet Components (in thousands)

	March 31,

	2003	2002

Accounts receivable, net:
Accounts receivable	$381	$276
Less: Allowance for doubtful accounts	(50)	(112)

	$331	$164

Allowance for doubtful accounts:
Balance at beginning of year	$112	$439
Addition	8	100
Utilized	(70)	(437)

Balance at end year	$50	$112

Short-term investments:
U.S. government and agency securities	$2,810	$2,241
U.S. corporate and bank debt	10,527	26,819

	$13,337	$29,060

Inventories:
Raw materials	$446	$371
Work in process	3	220
Finished goods	606	919

	$1,055	$1,510

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$85	$85
Machinery and equipment (Useful life of two to five years)	3,158	1,973
Software (Useful life of two to five years)	3,713	3,511

	6,956	5,569
Less: Accumulated depreciation and amortization	(3,747)	(2,624)

	$3,209	$2,945

      Depreciation and amortization expense were $1.3 million, $1.1 million and $0.4 million for fiscal years 2003, 2002 and 2001, respectively.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets:
License technology	$1,969	$1,969
Less: Amortization	(231)	—

License technology, net	$1,738	$1,969
Deposits	32	32

	$1,770	$2,001

      License technology is being amortized over estimated useful lives of five years. Estimated future amortization expense is as follows (in thousands):

Fiscal
Year

2004	$378
2005	378
2006	378
2007	378
2008	226

Total	$1,738

Accrued Expenses:
Accrued compensation costs	$593	$952
Accrued software maintenance	99	99
Other	483	720

	$1,175	$1,771

4.     Restructuring Charges

      During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff.

      The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License	Leased	Severances
	Technology	Facilities	and Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Write-off	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	$—	$23	$—	$23

      The Company anticipates that the remaining restructuring provision balance of $23,000 will be paid out by the end of the first quarter of fiscal 2004.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income Taxes

      As a result of the Company’s continued losses, there was no provision for income taxes for the years ended March 31, 2003, 2002 and 2001.

      The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate is as follows:

	Fiscal Years Ended
	March 31,

	2003	2002

Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	6.3	6.1
Stock-based compensation amortization	(1.6)	(3.7)
Research and development credit	6.6	2.8
Valuation allowance	(44.5)	(35.9)
Other	(0.8)	(3.3)

Effective tax rate	—%	—%

      The components of the net deferred income tax asset were as follows:

	March 31,

	2003	2002

	(In thousands)
Net operating losses	$16,052	$12,823
Reserves and accruals not deductible for tax purposes	1,208	962
Available tax credit carryforwards	2,512	1,686
Other timing differences	1,775	877

	21,547	16,348
Valuation allowance	(21,547)	(16,348)

Net deferred tax asset	$—	$—

      At March 31, 2003, the Company had net cumulative operating loss carryforwards for federal and state income tax reporting purposes of approximately $46.0 million and $9.0 million, respectively. The federal net operating loss carryforwards expire on various dates through 2023. The state net operating loss carryforwards expire on various dates through 2013. As of March 31, 2003, the Company had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.5 million, respectively available to offset future taxes. Utilization of net operating losses may be subject to annual limitations due to ownership change limitations imposed by the Internal Revenue Service and similar state provisions. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Earnings per Share

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended March 31,

	2003	2002	2001

Net loss attributable to common stockholders before extraordinary item	$(12,695)	$(14,265)	$(8,469)
Extraordinary item, net of income taxes	—	—	(672)

Net loss attributable to common stockholders	$(12,695)	$(14,265)	$(9,141)

Basic and diluted:
Weighted average shares of common stock outstanding	22,053	21,925	15,779
Less: Weighted average shares of common stock subject to repurchase	(101)	(294)	(727)

Weighted average shares used in computing basic and diluted net loss per share before and after extraordinary item	21,952	21,631	15,052

Basic and diluted net loss per share attributable to common stockholders before extraordinary item	$(0.58)	$(0.66)	$(0.56)
Extraordinary item, net of income taxes	—	—	(0.05)

Basic and diluted net loss attributable to common stockholders per share	$(0.58)	$(0.66)	$(0.61)

      The following outstanding options and warrants were excluded from the computation of diluted net loss per share (in thousands):

	Year Ended March 31,

	2003	2002	2001

Options and warrants to purchase common share	4,710	4,162	3,094

7.     Stockholders’ Equity and Employee Compensation Plans

Stock Option Plans

2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan

      The 2000 Stock Incentive Plan (the “2000 Plan”) provides for the issuance of shares of the Company’s common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options. The 2000 Plan provides for the issuance of up to 2,333,333 shares of common stock, plus, commencing on January 1, 2001, annual increases equal to the lesser of 73,000 shares (amended on August 21, 2001 to 730,000 shares), 3% of the fully diluted outstanding common stock on January 1 of each year, or a lesser amount determined by the Board of Directors. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is no less than 85% of the fair market value on the date of grant. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant. As of March 31, 2003, 2,261,441 shares were available for grant under the 2000 Plan.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2000, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). A total of 333,333 shares of the Company’s common stock were reserved for issuance under the ESPP, plus, commencing on April 1, 2001, annual increases equal to the lesser of 83,333 shares, 3% of the outstanding common stock on such date, or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the six-month period at which an eligible employee is enrolled, or the end of each six-month offering period, whichever is lower. Employees purchased 39,851, 251,289 and 1,685 shares in fiscal 2003, 2002 and 2001, respectively. As of March 31, 2003, 623,841 shares were available for purchase under the ESPP.

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under all of the Company’s stock option plans and out-of-plan options:

	Outstanding		Weighted Average
	Options		Exercise Price

Balance at March 31, 2000	1,487,764		3.98
Granted	1,448,977		5.98
Exercised	(1,110)		0.12
Cancellations	(174,574)		5.06

Balance at March 31, 2001	2,761,057		4.97
Granted	2,530,324		1.66
Exercised	(56,623)		0.26
Cancellations	(1,073,105	)(1)	6.51

Balance at March 31, 2002	4,161,653		$2.62
Granted	2,233,401		0.86
Exercised	(199,014)		0.26
Cancellations	(1,746,232)		2.81

Balance at March 31, 2003	4,449,808		$1.79

(1)	Includes 624,028 options cancelled pursuant to the Company’s agreements with certain officers and employees.

Options Outstanding and Exercisable

Number			Number
Outstanding at	Weighted Average	Weighted	Exercisable at	Weighted
March 31,	Remaining	Average	March 31,	Average
2003	Contractual Life	Exercise Price	2003	Exercise Price

1,290,830	9.56	$0.50	—	$0.50
220,000	9.55	0.59	—	0.59
1,000,000	8.67	1.27	466,666	1.27
484,574	8.70	1.61	278,288	1.61
475,353	8.31	2.07	295,354	2.07
526,804	7.42	4.79	376,489	4.79
101,666	6.98	8.85	76,249	8.85
26,665	7.33	9.00	18,331	9.00
39,667	7.33	11.00	26,442	11.00
284,249	6.40	0.27	127,354	0.27

4,449,808	8.58	$1.79	1,665,173	$1.79

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair values of options granted in fiscal years 2003, 2002 and 2001 were $0.86, $1.66 and $4.92, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,

	2003	2002	2001

Risk-free Interest Rate	1.25%	4.12%	6.00%
Expected Life of Options from Grant Date	4 years	4 years	4 years
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Stock Volatility	90.0%	115.0%	103.0%

      Under the 2000 Employee Stock Purchase Plan, the Company does not recognize compensation cost related to employee purchase rights under the Stock Purchase Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes option pricing model with the following assumptions for those rights granted in fiscal years 2003 and 2002:

	March 31,

	2003	2002

Risk-free Interest Rate	1.25%	2.71%
Expected Life of Options from Grant Date	0.5 years	0.5 years
Expected Dividend Yield	0.0%	0.0%
Expected Stock Volatility	90.0%	54.0%

      The weighted average fair values of the purchase rights granted in fiscal years 2003 and 2002 were $0.18 and $1.59, respectively.

Deferred Stock Compensation

      Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the individual award, generally four years. This method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company had recorded unearned stock-based compensation of approximately $0.0 million, $0.0 million, and $0.4 million in the fiscal years ended March 31, 2003, 2002 and 2001, respectively, and has amortized deferred stock compensation of $0.6 million, $1.6 million and $2.7 million in these periods, respectively.

      The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Stock Repurchase Agreements

      In connection with the exercise of options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any shares at the original exercise price of the shares upon termination of employment. The repurchase right lapses ratably over the vesting term of the original grant. As of March 31, 2003, 27,459 shares were subject to repurchase by the Company.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Exchange

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

401(k) Plan

      Substantially all of the Company’s employees are eligible to participate in the Tvia 401(k) Plan. The Company contributed $98,000, $37,000 and $9,000 to the 401(k) Plan for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

8.     Related Party Transactions

Severance Payment

      Our former President resigned on January 31, 2002 and received a severance package that included additional salary equal to $94,000 and an additional six months of vesting for his stock options.

Sales to Related Parties

      A member of the Board of Directors was a former officer of a company which is an affiliate company of a major customer. Sales to this customer were $31,000, $127,000 and $43,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Payments to Related Parties

      A member of the Board of Directors was a former officer of companies which are affiliated with the Company’s major vendors UMC and TSMC, respectively. Purchases from UMC amounted to $443,000 and $2,485,000 for the fiscal year ended March 31, 2003 and 2002, respectively. Total combined payments to UMC and TSMC amounted to $7,062,000 for the fiscal year ended March 31, 2001. The accounts payable outstanding to UMC as of March 31, 2003 and 2002 was$64,000 and $173,000, respectively. The total combined accounts payable outstanding to UMC and TSMC as of March 31, 2001 were $312,000.

      Another member of the Board of Directors received $0, $13,000 and $10,500 in the year ended March 31, 2003, 2002 and 2001, respectively, and an option to purchase 25,000 shares of common stock in the year ended March 31, 2001, for providing management consulting services. The consulting agreement with this Board member terminated on August 1, 2002.

9.     Concentration of Certain Risks

      The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customers

      Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Year
	Ended March 31,

	2003	2002	2001

Accounts Receivable:
Customer A	24%	*	*
Customer B	17%	*	12%
Customer C	10%	*	*
Customer D	*	62%	12%
Customer E	*	14%	*
Customer F	*	*	10%

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

      As of March 31, 2003 and 2002, accounts receivable were concentrated with customers as follows:

	March 31,

	2003	2002

Accounts Receivable:
Customer A	48%	*	%
Customer B	22%	*	%
Customer C	21%	*	%
Customer D	* %	71%

(* = less than 10%)

      The Company recorded bad debt expense of $8,000 and $100,000 for fiscal years 2003 and 2002, respectively.

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.     Segment and Geographic Information

      The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

      The Company has operations in the United States, Taiwan and China. The operating expenses of the Taiwan branch and the China subsidiary for the years ended March 31, 2003, 2002 and 2001, and the total assets as of the respective dates in Taiwan and China were not material to the Company’s consolidated financial statements.

      The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Year
	Ended March 31,

	2003	2002	2001

Europe	35%	*	11%
Taiwan	25%	22%	34%
Japan	16%	*	11%
United States	14%	68%	33%
Korea	10%	*	*

(* Less than 10%)

11.     Commitments and Contingencies

Stock Repurchase

      On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of March 31, 2003, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the March 31, 2003 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

      On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of March 31, 2003, we had not repurchased any shares of common stock under this program.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

      The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Leases

      The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2005. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the years ended March 31, 2003, 2002 and 2001, were approximately $0.6 million, $0.6 million and $0.4 million, respectively.

      The Company places purchase orders with wafer foundries throughout its normal course of business. As of March 31, 2003, the Company had approximately $64,000 of outstanding purchase commitments with a supplier for the purchase of wafers. The Company expects to receive and pay for the wafers, within the next six months, from its existing cash balances.

      Future payments due under capital and operating leases and other purchase commitments as of March 31, 2003 are as follows (in thousands):

	Capital	Operating	Purchase
Fiscal Year	Leases	Leases	Commitments	Total

2004	$144	$296	$64	$504
2005	490	82	—	572
2006	—	11	—	11

Total minimum lease payments	634	$389	$64	$1,087

Less: Amount representing interest	(14)

Present value of minimum lease payments	620
Less: Current portion	(134)

Long-term portion	$486

12.	Subsequent Event

      In June 2003, the Company entered into an agreement to sell its software business and software-related assets to Mediatek, Inc. in exchange for $10 million in cash, subject to milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. Under the agreement, MediaTek will grant to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfil its maintenance obligations to its existing customers. The development costs related to the software assets were expensed as incurred. The Company expects to report the gain from this transaction in the results of operations in the quarter ending June 30, 2003 depending on satisfaction of milestones and closing conditions. The Company expects the Mediatek will hire approximately 90 software employees of the Company who have worked with the software technologies.

Financial Statement Schedule

      All schedules are omitted because they are applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

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

      During the fiscal years ended March 31, 2001 and 2000 and the subsequent interim period through April 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on September 2, 2003 (the “Proxy Statement”).

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

      The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” and “Election of Director — Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

      Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of March 31, 2003.

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities		Weighted-Average	Under Equity
	to be Issued Upon		Exercise Price of	Compensation Plans
	Exercise of		Outstanding	(Excluding
	Outstanding Options,		Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights		and Rights	in Column (a))

Equity compensation plans approved by security holders	3,449,808	(1)	$1.94	2,885,282
Equity compensation plans not approved by security holders	1,260,451	(2)(3)(4)(5)	$2.02	—

Totals	4,710,259		$1.96	2,885,282 (6)

(1)	Includes shares to be issued upon exercise of outstanding options and warrants granted under the 1999 Plan and the 2000 Plan. Options or warrants to purchase shares of the Company’s Common Stock are no longer granted under the 1999 Plan.

(2)	In November 2001, the Company issued two out-of-plan non-qualified options. The first grant is for 800,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. The option vests over a four year period. The second grant is for 200,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. If certain performance objectives are met, the second option will vest ratably over 48 months beginning on the last day of the first month following the first anniversary of the vesting commencement date. If the performance objectives are not met, the option will vest in full on the sixth anniversary of the vesting commencement date.

(3)	Includes warrants to purchase 26,666 and 166,665 shares of Common Stock at exercise prices of $3.00 and $3.75 per share, respectively. The warrants were issued between December 1997 and January 2000 to related party guarantors of loans previously incurred by the Company. The loans were repaid. Each of the warrants has a term of five years and terminates between April 2004 and January 2005.

(4)	Includes warrants to purchase 13,333 and 8,333 shares of Common Stock at exercise prices of $3.00 and $3.75 per share, respectively. The warrants were issued to a bank in June 1999 and in December 1999 in connection with loans previously incurred by the Company. The loans were repaid. The warrants have a term of five years and terminate in June 2004 and December 2004.

(5)	Includes a warrant to purchase 45,454 shares of Common Stock at an exercise price of $11.00 per share. The warrant was issued to a company that provided marketing services to the Company. The warrant has a term of three years and expires in July 2003.

(6)	Includes 623,841 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on April 1, of every year, by the lesser of: 83,333 shares; 3% of the outstanding Common Stock on such date; or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s Common Stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the six-month period at which an eligible employee is enrolled, or the end of each six-month offering period, whichever is lower.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained under the captions “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Tvia, Inc., under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Reference is made to the Index to Consolidated Financial Statements of Tvia, Inc., under Item 8 of Part II hereof. All schedules are omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Reports on Form 8-K.

      The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003.

(c) Exhibits

Exhibit
Number	Description of Document

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii).	1 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

Exhibit
Number	Description of Document

4.2	Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.3	Warrant to Purchase Stock issued December 31, 1997 to C.Y. Lee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.4	Warrant to Purchase Stock issued April 30, 1999 to James Mah (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.5	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.6	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.7	Warrant to Purchase Stock issued December 30, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024))
4.8	Warrant to Purchase Stock issued January 25,2000 to C.Y. Lee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.9	Warrant to Purchase Stock issued January 25, 2000 to James Mah (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.10	Warrant to Purchase Stock issued July 27, 2000 to Wind River Systems, Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.3#	Reserved.
10.4#	2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48572)).
10.5	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.6	TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.7	UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.8#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9	Letter Agreement dated July 27, 2000 between the Company and Wind River Systems, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10†	Reserved.

Exhibit
Number	Description of Document

10.11	Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/ Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.12	First Amendment to Lease Agreement dated January 15, 1999 between Koll/ Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.13	Second Amendment to Lease Agreement dated May 6, 1999 between Koll/ Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.14	Consulting Confidentiality Agreement dated January 29, 2001 between the Company and R. David Dicioccio (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.15#	Promissory Note entered by and between the Company and Jack Guedj dated April 11, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.16#	Option Agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10.17#	Option agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10.18	Consulting Confidentiality Agreement dated February 19, 2002 between the Company and R. David Dicioccio. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.19†	Technology License Agreement by and between the Company and Oak Technology, Inc. dated December 29, 2000. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.20†	Addendum to Technology License Agreement by and between the Company and Oak Technology, Inc. dated April 25, 2001. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.21#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2*	Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1*	Power of Attorney (see page 60 of this Form 10-K).
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.

(d)	Financial Statement Schedules.

      See Item 15(a)(1) and (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVIA, INC.

By	/s/ ELI PORAT

Eli Porat
Chief Executive Officer and President

Date: June 23, 2002

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Porat and Arthur Nguyen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
Name

/s/ ELI PORAT Eli Porat	Chief Executive Officer and President (Principal Executive Officer)	June 23, 2002

/s/ ARTHUR NGUYEN Arthur Nguyen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2002

/s/ KENNY LIU Kenny Liu	Chairman of the Board	June 23, 2002

/s/ STEVEN CHENG Steven Cheng	Director	June 23, 2002

/s/ JAMES BUNKER James Bunker	Director	June 23, 2002

/s/ MARK MANGIOLA Mark Mangiola	Director	June 23, 2002

/s/ R. DAVID DICIOCCIO R. David Dicioccio	Director	June 23, 2002

TVIA, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Eli Porat, certify that:

1. I have reviewed this annual report on Form 10-K of Tvia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ELI PORAT

Eli Porat
Chief Executive Officer and President

Date: June 23, 2003

CERTIFICATION

I, Arthur Nguyen, certify that:

1. I have reviewed this annual report on Form 10-K of Tvia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR NGUYEN

Arthur Nguyen
Chief Financial Officer

Date: June 23, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii).1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2	Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.3	Warrant to Purchase Stock issued December 31, 1997 to C.Y. Lee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.4	Warrant to Purchase Stock issued April 30, 1999 to James Mah (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.5	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.6	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.7	Warrant to Purchase Stock issued December 30, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024))
4.8	Warrant to Purchase Stock issued January 25, 2000 to C.Y. Lee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.9	Warrant to Purchase Stock issued January 25, 2000 to James Mah (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.10	Warrant to Purchase Stock issued July 27, 2000 to Wind River Systems, Inc. (incorporated by reference to Exhibit 4.10 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.3#	Reserved.
10.4#	2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-48572)).
10.5	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.6	TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

Exhibit
Number	Description of Document

10.7	UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.8#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9	Letter Agreement dated July 27, 2000 between the Company and Wind River Systems, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10†	Reserved.
10.11	Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/ Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.12	First Amendment to Lease Agreement dated January 15, 1999 between Koll/ Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.13	Second Amendment to Lease Agreement dated May 6, 1999 between Koll/ Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.14	Consulting Confidentiality Agreement dated January 29, 2001 between the Company and R. David Dicioccio (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.15#	Promissory Note entered by and between the Company and Jack Guedj dated April 11, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.16#	Option Agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10.17#	Option agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10.18	Consulting Confidentiality Agreement dated February 19, 2002 between the Company and R. David Dicioccio. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.19†	Technology License Agreement by and between the Company and Oak Technology, Inc. dated December 29, 2000. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.20†	Addendum to Technology License Agreement by and between the Company and Oak Technology, Inc. dated April 25, 2001. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
10.21#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2*	Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1*	Power of Attorney (see page 60 of this Form 10-K).

Exhibit
Number	Description of Document

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.