Form 10-Q
period 2003-06-30
TVIA INC
filed 2003-08-14
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

On July 31, 2003, 22,199,164 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	JUNE 30,	MARCH 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$9,769	$11,080
Restricted cash	600	—
Short-term investments	17,555	13,337
Accounts receivable, net	268	331
Inventories	889	1,055
Prepaid expenses and other current assets	440	411

Total current assets	29,521	26,214
Property and equipment, net	2,865	3,209
Other assets	1,720	1,770

Total assets	$34,106	$31,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$632
Accrued liabilities and other	910	1,175
Short-term portion of capital leases	135	134
Advance payment received	5,533	—

Total current liabilities	7,030	1,941
Long-term portion of capital leases	336	486

Total liabilities	7,366	2,427

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,176 and 22,139 shares outstanding, respectively	22	22
Additional paid-in-capital	92,462	92,444
Accumulated comprehensive income	26	6
Accumulated deficit	(65,020)	(62,956)
Treasury stock	(750)	(750)

Total stockholders’ equity	26,740	28,766

Total liabilities and stockholders’ equity	$34,106	$31,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	FOR THE THREE MONTHS
	ENDED JUNE 30,
	2003	2002

Total revenues	$580	$706
Cost of revenues	343	456

Gross profit	237	250
Operating expenses:
Research and development	1,660	2,786
Sales, general and administrative	735	1,224
Amortization of deferred stock compensation	—	198

Total operating expenses	2,395	4,208

Operating loss	(2,158)	(3,958)

Interest income	94	246

Net loss	$(2,064)	$(3,712)

Basic and diluted net loss per share	$(0.09)	$(0.17)

Shares used in computing basic and diluted net loss per share	22,145	21,983

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	FOR THE THREE MONTHS ENDED
	JUNE 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,064)	$(3,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	246
Amortization of deferred stock compensation	—	198
Change in assets and liabilities:
Accounts receivable	63	(291)
Inventories	166	(60)
Prepaid expenses and other current assets	(29)	381
Accounts payable	(180)	103
Accrued liabilities and other	(264)	124

Net cash used in operating activities	(1,868)	(3,011)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	(4,198)	3,131
Purchases of license technology	(44)	(5)
Purchases of property and equipment	(3)	(177)
Restricted cash	(600)	—
Advance cash received from sale of software unit	5,533	—

Net cash provided by investing activities	688	2,949

Cash flows from financing activities:
Proceeds from issuance of common stock	18	3
Repayment of capital leases	(149)	—
Repurchase of common stock	—	(11)

Net cash used by financing activities	(131)	(8)

Decrease in cash and cash equivalents	(1,311)	(70)
Cash and cash equivalents at beginning of period	11,080	6,445

Cash and cash equivalents at end of period	$9,769	$6,375

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – INTERIM STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2003, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2003.

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

Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been categorized as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations.

Restricted Cash

     Under the terms of the agreement with MediaTek for sale of its software business and related software assets, the Company received $600,000 cash consideration as of June 30, 2003 pursuant to the escrow agreement, which requires the fund to be held in escrow for a period of ten months as security to indemnify MediaTek for breaches of covenants, representations or warranties made by the Company.

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

	For the Three Months Ended June 30,

	2003	2002

Net loss	$(2,064)	$(3,712)
Unrealized gain on available-for-sale investments	20	26

Comprehensive loss	$(2,044)	$(3,686)

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS No. 123, SFAS No. 148 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	For the Three Months Ended
	June 30,

	2003	2002

	(In thousands, except per share data)
Net loss as reported	$(2,064)	$(3,712)
Add: Stock-based employee compensation expense included in reported net loss	—	198
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(253)	(546)

Pro forma net loss	$(2,317)	$(4,060)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.17)
Pro forma	$(0.10)	$(0.18)

Net Loss Per Share

     Net loss per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net loss per share relating to these securities were 4,499,195 and 4,758,071 with an average exercise price of $1.98 and $2.71 for the three months ended June 30, 2003 and 2002, respectively.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the three months
	ended June 30,

	2003	2002

Net loss	$(2,064)	$(3,712)

Basic and diluted:
Weighted average shares of common stock outstanding	22,169	22,155
Less: Weighted average shares of common stock subject to repurchase	(24)	(172)

Weighted average shares used in computing basic and diluted net loss per share	22,145	21,983

Basic and diluted net loss per share	$(0.09)	$(0.17)

Recent Accounting Pronouncements

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

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS

No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 3. Balance Sheet Components (in thousands)

	June 30,	March 31,
	2003	2003

Accounts receivable, net:
Accounts receivable	$312	$381
Less: Allowance for doubtful accounts	(44)	(50)

	$268	$331

Allowance for doubtful accounts:
Balance at beginning of the year	$50	$112
Addition	—	8
Utilized	(6)	(70)

Balance at end of the year	$44	$50

Short-term investments:
U.S. government and agency securities	$2,303	$2,810
U.S. corporate and bank debt	15,252	10,527

	$17,555	$13,337

Inventories:
Raw materials	$439	$446
Work-in-process	24	3
Finished goods	426	606

	$889	$1,055

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$85	$85
Machinery and equipment (Useful life of two to five years)	3,160	3,158
Software (Useful life of two to five years)	3,713	3,713

	6,958	6,956
Less: Accumulated depreciation and amortization	(4,093)	(3,747)

	$2,865	$3,209

	June 30,	March 31,
	2003	2003

Other assets:
License technology (Amortized over five years)	$1,971	$1,969
Less: Amortization	(283)	(231)

License technology, net	1,688	1,738
Deposits	32	32

	$1,720	$1,770

Accrued expenses:
Accrued compensation costs	$641	$593
Accrued software maintenance	—	99
Other	269	483

	$910	$1,175

Note 4. Restructuring Charges

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

     The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License	Leased	Severances and
	Technology	Facilities	Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Write-off	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	—	23	—	23
Cash charges	—	(23)	—	(23)

Balance at June 30, 2003	$—	$—	$—	$—

Note 5. Concentration of Certain Risks

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

Significant customers

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months
	Ended June 30,

	2003	2002

Customer A	27%	*
Customer B	15%	*
Customer C	14%	*
Customer D	12%	12%
Customer E	11%	*
Customer F	*	41%
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

     Accounts receivable were concentrated with customers as follows:

	June 30		March 31,

	2003		2003

Accounts Receivable:
Customer A	59%		* %
Customer B	13%		22%
Customer C	*	%	21%
Customer D	*	%	48%
(* = less than 10%)

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

Note 6. Segment and Geographic Information

     The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months
	Ended June 30,

	2003	2002

Europe	38%	51%
Taiwan	20%	19%
Japan	11%	8%
United States	18%	10%
Korea	12%	12%

Note 7. Commitments and Contingencies

          The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Note 8. Subsequent Event

          On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash, subject to the completion of milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek will grant to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company expects to report the gain from this transaction in the results of operations in the quarter ending September 30, 2003 depending on satisfaction of milestones and closing conditions. As part of this transaction, MediaTek hired approximately 75 software-related personnel, all former employees, primarily from Tvia’s China subsidiary.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding revenues and sources of revenues, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2003. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions, as well as statements regarding Tvia’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

          Approximately 82% and 90% of our total revenues for the three months ended June 30, 2003 and 2002, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top five customers, including distributors, accounted for 78% of total revenues in the three months ended June 30, 2003. Our top three customers, including distributors, accounted for 61% of total revenues in the three months ended June 30, 2002.

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

           We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2003, we had an accumulated deficit of approximately $65.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

          We anticipate flat revenues for at least the next two quarters as compared to the same period in the prior fiscal year. We believe that this is due to general economic conditions, a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated flat revenues, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended June 30, 2003 for at least the next two quarters.

          We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development.

Critical Accounting Policies

          For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2003. Critical accounting policies affecting us have not changed materially since March 31, 2003.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the three months ended
	June 30,

	2003	2002

Revenues	100%	100%
Cost of revenues	59	65

Gross profit	41	35

Operating expenses:
Research and development	286	395
Sales, general and administrative	127	173
Amortization of deferred stock compensation	—	28

Total operating expenses	413	596

Operating loss	(372)	(561)
Interest income	16	35

Net loss	(356)%	(526)%

          Revenues. Revenues decreased to $580,000 in the three months ended June 30, 2003 compared to $706,000 in the three months ended June 30, 2002. The decrease was primarily due to a slower than anticipated emergence of the interactive television market and weak global general economic conditions. Revenues to SMS Electronics, Ltd., iVAST Inc., Weikeng Industrial, Ltd., Micro Network Korea Co., Ltd. and Kanematsu Devices Corporation accounted for 27%, 15%, 14%, 12% and 11%, respectively, of total revenues for the three months ended June 30, 2003. Revenues from two customers, Siemens Communications Ltd. and Micro Network Korea Co., Ltd., accounted for 41% and 12%, respectively, of total revenues for the three months ended June 30, 2002.

          Gross margin. Gross margin for the three months ended June 30, 2003 was 41% compared to 35% in the same period of fiscal 2003. The increase in gross margin resulted primarily from product revenues which costs were previously reserved for and a high proportion of higher margin non-product revenues. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

          Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses decreased to $1.7 million in the three months ended June 30, 2003 from $2.8 million in the three months ended June 30, 2002. Research and development expenses as a percentage of total revenues were 286% in the first three months ended June 30, 2003 compared to 395% in the same period of fiscal 2003. The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the first three months ended June 30, 2003 compared to the same period of fiscal 2003 is attributable primarily to a reduction of our research and development operations in Santa Clara, California. As a result of the sale of our software business unit to MediaTek, we expect absolute research and development expenses in the next quarter to decline compared to the quarter ended June 30, 2003.

          Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased to $0.7 million in the three months ended June 30, 2003 from $1.2 million in the three months ended June 30, 2002. Sales, general and administrative expenses as a percentage of total revenues was 127% in the first three months of fiscal year 2003 compared to 173% in the same period of fiscal year 2003. The decrease in sales, general and administrative expenses in absolute dollars and as a percentage of revenues resulted from a reduction in workforce and other cost cutting measures. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended June 30, 2003.

          Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0 and $198,000 in the three months ended June 30, 2003 and 2002, respectively.

          Interest income. Interest income was $94,000 for the three months ended June 30, 2003, compared to $246,000 for the three months ended June 30, 2002. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

          Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three months ended June 30, 2003 and 2002, and therefore made no provision for income tax in these periods.

Liquidity and Capital Resources

          During the three months ended June 30, 2003, we used $1.9 million of cash and cash equivalents in our operating activities as compared to $3.0 million during the three months ended June 30, 2002. Cash used in operations during the three months ended June 30, 2003 resulted primarily from net loss of $2.1 million partially offset by non-cash items of depreciation and amortization of $0.4 million and a decrease in accrued liabilities and other of $0.3 million. Cash used in operations during the three months ended June 30, 2002 resulted primarily from net loss of $3.7 million offset by a decrease in prepaid expenses and other current assets of $0.4 million and non-cash items of depreciation and amortization of $0.4 million.

          Capital equipment and license technology purchases in the three months ended June 30, 2003 and 2002 were none and $0.2 million, respectively. In June 2003, we received a partial payment of $5.5 million, of which $0.6 is in an escrow account, from a sale of our software unit and related software assets to MediaTek, Inc. of Taiwan. Working capital at June 30, 2003 was $22.5 million.

          The following represent our more significant working capital commitments:

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of June 30, 2003, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the June 30, 2003 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of June 30, 2003, we had not repurchased any shares of common stock under this program.

Leases

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2005.

     The Company places purchase orders with wafer foundries throughout its normal course of business. As of June 30, 2003, the Company had approximately $13,000 of outstanding purchase commitments with a supplier for the purchase of wafers. The Company expects to receive and pay for the wafers, within the next six months, from its existing cash balances.

Future payments due under capital and operating leases and other purchase commitments as of June 30, 2003 are as follows (in thousands):

Fiscal	Capital	Operating	Purchase
Year	Leases	Leases	Commitments	Total

2004	$108	$141	$13	$262
2005	374	82	—	456
2006	—	11	—	11

Total minimum lease payments	482	234	13	729

Less: Amount representing interest	(11)

Present value of minimum payments	471
Less: Current portion	(135)

Long-term portion	$336

          Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investment, which totaled $27.3 million at June 30, 2003, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

          We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $65.0 million from our inception in March 1993 through June 30, 2003. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

          Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to SMS Electronics, Ltd., iVAST, Inc., Weikeng Industrial, Ltd., Micro Network Korea Co., Ltd. and Kanematsu Devices Corporation accounted for 27%, 15%, 14%, 12% and 11% of total revenues for the three months ended June 30, 2003, respectively. Sales to Siemens Communications, Ltd., and Micro Network Korea Co., Ltd. accounted for approximately 41% and 12% of our total revenues for the three months ended June 30, 2002, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

          Sales of our products to our OEM customers and to distributors located outside the United States accounted for 86%, 32%, 67%, 82% and 90% of our total revenues in fiscal years 2003, 2002 and 2001 and three months ended June 30, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

          We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2003, 2002 and 2001 and the three months ended June 30, 2003 and 2002, research and development expenses represented 402%, 107%, 51%, 286% and 395% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services. While we have implemented actions to reduce our operating expenses, and our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

We depend on key personnel, the loss of whom would impair or inhibit the growth of our business.

          Our success depends on the skills, experience and performance of our executive officers and other key management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on Eli Porat, our Chief Executive Officer and President. The competition for employees with technical skills is intense and we may not be able to attract and retain a sufficient number of such qualified new personnel in the future. The loss of the service of one or more of our key employees, or our failure to attract, retain and motivate qualified personnel would inhibit the growth of our business.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

          For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2003. Our exposure to market risk has not changed materially since March 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

          (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

               None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

               None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

ITEM 5: OTHER INFORMATION

               None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          On May 8, 2002, the Company filed a Current Report on Form 8-K to furnish the press release issued on May 6, 2003 entitled “Tvia, Inc. Reports Results for Fourth Quarter and Year Ended March 31, 2003.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

August 13, 2003	By:	/s/	Arthur Nguyen

Arthur Nguyen
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

CERTIFICATION

          Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Tvia, Inc. (“Tvia”), that, to his knowledge, the Quarterly Report of Tvia on Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Tvia.

Date: August 13, 2003	By:	/s/ Eli Porat

Eli Porat
Chief Executive Officer and President

Date: August 13, 2003	By:	/s/ Arthur Nguyen

Arthur Nguyen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.