Form 10-Q
period 2003-09-30
TVIA INC
filed 2003-11-14
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes  (  )  No  (X)

On October 31, 2003, 22,349,023 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	SEPTEMBER 30,	MARCH 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,447	$11,080
Short-term investments	22,095	13,337
Accounts receivable, net	187	331
Inventories	651	1,055
Prepaid expenses and other current assets	4,476	411

Total current assets	31,856	26,214
Property and equipment, net	2,529	3,209
Other assets	1,625	1,770

Total assets	$36,010	$31,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$573	$632
Accrued liabilities and other	781	1,175
Short-term portion of capital leases	137	134

Total current liabilities	1,491	1,941
Long-term portion of capital leases	186	486

Total liabilities	1,677	2,427

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,309 and 22,139 shares outstanding, respectively	22	22
Additional paid-in-capital	92,644	92,444
Accumulated comprehensive income (loss)	(5)	6
Accumulated deficit	(57,578)	(62,956)
Treasury stock	(750)	(750)

Total stockholders’ equity	34,333	28,766

Total liabilities and stockholders’ equity	$36,010	$31,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002	2003	2002

Total revenues	$620	$587	$1,200	$1,293
Cost of revenues	354	477	697	933

Gross profit	266	110	503	360

Operating expenses:
Research and development	1,389	2,637	3,049	5,423
Sales, general and administrative	610	925	1,345	2,149
Amortization of deferred stock compensation	—	199	—	397
Restructuring charges	—	650	—	650

Total operating expenses	1,999	4,411	4,394	8,619

Operating loss	(1,733)	(4,301)	(3,891)	(8,259)
Interest income	100	192	194	438
Gain from sale of software unit	9,075	—	9,075	—

Net income (loss)	$7,442	$(4,109)	$5,378	$(7,821)

Basic net income (loss) per share	$0.34	$(0.19)	$0.24	$(0.36)

Diluted net income (loss) per share	$0.32	$(0.19)	$0.23	$(0.36)

Shares used in the per share calculation:
Basic	22,198	21,969	22,171	21,953

Diluted	23,612	21,969	23,255	21,953

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	FOR THE SIX MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$5,378	$(7,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	559
Amortization of deferred stock compensation	—	397
Change in assets and liabilities:
Accounts receivable	144	(105)
Inventories	404	223
Other current assets	(4,065)	521
Accounts payable	(59)	68
Accrued liabilities and other	(394)	159

Net cash provided by (used in) operating activities	2,276	(5,999)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	(8,769)	9,074
Purchases of license technology	(44)	(5)
Purchases of property and equipment	(45)	(379)
Proceeds from disposal of fixed assets	46	—

Net cash provided by (used in) investing activities	(8,812)	8,690

Cash flows from financing activities:
Proceeds from issuance of common stock	200	3
Repayment of capital lease obligations	(297)	—
Repurchase of common stock	—	(76)

Net cash used by financing activities	(97)	(73)

Increase (decrease) in cash and cash equivalents	(6,633)	2,618
Cash and cash equivalents at beginning of period	11,080	6,445

Cash and cash equivalents at end of period	$4,447	$9,063

Non-cash items:
Non-cash financing activity	—	395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – INTERIM STATEMENTS

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

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

Comprehensive Income (Loss)

          Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive loss is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$7,442	$(4,109)	$5,378	$(7,821)
Unrealized gain (loss) on available-for-sale investments	(31)	(11)	(11)	15

Comprehensive income (loss)	$7,411	$(4,120)	$5,367	$(7,806)

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price, and is amortized over the vesting period of the individual award. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to the stock-based employee compensation.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$7,442	$(4,109)	$5,378	$(7,821)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	199	—	397
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(253)	(546)	(506)	(1,092)

Pro forma net income (loss)	$7,189	$(4,456)	$4,872	$(8,516)

Basic net income (loss) per share:
As reported	$0.34	($0.19)	$0.24	($0.36)
Pro forma	$0.32	($0.20)	$0.22	($0.39)
Diluted net income (loss) per share:
As reported	$0.32	($0.19)	$0.23	($0.36)
Pro forma	$0.30	($0.20)	$0.21	($0.39)

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 1,365,443, 4,417,217, 2,517,897 and 4,417,217 for the three and six months ended September 30, 2003 and 2002, respectively.

          The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the three months		For the six months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Net income (loss)	$7,442	$(4,109)	$5,378	$(7,821)

Basic and diluted:
Weighted average shares of common stock outstanding	22,218	22,031	22,193	22,095
Less: Weighted average shares of common stock subject to repurchase	(20)	(62)	(22)	(142)

Weighted average shares used in computing basic net income (loss) per share	22,198	21,969	22,171	21,953
Diluted effect of common share equivalents	1,414	—	1,084	—

Weighted average shares used in computing diluted net income (loss) per share	23,612	21,969	23,255	21,953

Basic net income (loss) per share	$0.34	$(0.19)	$0.24	$(0.36)

Diluted net income (loss) per share	$0.32	$(0.19)	$0.23	$(0.36)

Recent Accounting Pronouncements

          In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3. Balance Sheet Components (in thousands)

	September 30,	March 31,
	2003	2003

Accounts receivable, net:
Accounts receivable	$263	$381
Less: Allowance for doubtful accounts	(76)	(50)

	$187	$331

Allowance for doubtful accounts:
Balance at beginning of the year	$50	$112
Addition	47	8
Utilized	(21)	(70)

Balance at end of the year	$76	$50

Short-term investments:
U.S. government and agency securities	$—	$2,810
U.S. corporate and bank debt	22,095	10,527

	$22,095	$13,337

Inventories:
Raw materials	$287	$446
Work-in-process	3	3
Finished goods	361	606

	$651	$1,055

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$75	$85
Machinery and equipment (Useful life of two to five years)	2,861	3,158
Software (Useful life of two to five years)	3,337	3,713

	6,273	6,956
Less: Accumulated depreciation and amortization	(3,744)	(3,747)

	$2,529	$3,209

Other assets:
License technology (Amortized over five years)	$1,971	$1,969
Less: Amortization	(378)	(231)

License technology, net	1,593	1,738
Deposits	32	32

	$1,625	$1,770

	September 30,	March 31,
	2003	2003

Accrued expenses:
Accrued compensation costs	$417	$593
Accrued professional service costs	147	174
Accrued software maintenance	13	99
Other	204	309

	$781	$1,175

Note 4. Sale of Software Business and Software-Related Assets

     On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc. in exchange for $10.0 million in cash, subject to the completion of milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek granted to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company reported a gain of $9.1 million from this transaction in the results of operations in the quarter ending September 30, 2003. On October 1, 2003, the Company received $3.1 million, the final installment from this sale of its software business and software-related assets to MediaTek, Inc.

Note 5. Restructuring Charges

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

          The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License Technology	Leased Facilities	Severances and Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Write-off	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	—	23	—	23
Cash charges		(23)	—	(23)

Balance at September 30, 2003	$—	$—	$—	$—

Note 6. Concentration of Certain Risks

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

Significant customers

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002
Customer A	24%	12%	19%	10%
Customer B	22%	*	16%	*
Customer C	17%	*	22%	*
Customer D	*	36%	*	39%
Customer E	*	15%	*	*

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

     Accounts receivable were concentrated with customers as follows:

	September 30	March 31,

	2003	2003

Accounts Receivable:
Customer A	22%	*
Customer B	21%	*
Customer C	19%	22%
Customer D	*	21%
Customer F	*	48%

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

Note 7. Segment and Geographic Information

     The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the three months		For the six months
	ended September 30,		ended September 30,

	2003	2002	2003	2002
Europe	40%	37%	39%	45%
Japan	22%	12%	17%	10%
United States	15%	13%	16%	11%
Taiwan	10%	32%	13%	25%
Korea	4%	6%	8%	9%
Other	9%	*	7%	*

Note 8. Commitments and Contingencies

          The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims, which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

          On September 19, 2003, Plaintiff Silvaco Data Systems, Inc. filed a civil action in the Superior Court of the State of California in San Jose against Tvia alleging misappropriation of trade secrets and unfair business practices. The Company believes that the action has no merit and intends to vigorously defend against it.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding revenues and sources of revenues, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2003 and the other Quarterly Report on Form 10-Q filed by us in our fiscal 2004. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions, as well as statements regarding Tvia’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

          Approximately 85%, 87%, 84% and 89% of our total revenues for the three and six months ended September 30, 2003 and 2002, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 63%, 63%, 57% and 58% of total revenues in the three and six months ended September 30, 2003 and 2002, respectively.

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

          We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2003, we had an accumulated deficit of approximately $57.6 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

          We anticipate flat revenues for at least the next two quarters as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated flat revenues, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended September 30, 2003 for at least the next two quarters.

          We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development.

Critical Accounting Policies

          For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2003 and on Form 10-Q for the quarter ended June 30, 2003. Critical accounting policies affecting us have not changed materially since March 31, 2003.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the three months		For the six months
	ended September 30,		ended September 30,

	2003	2002	2003	2002
Revenues	100%	100%	100%	100%
Cost of revenues	57	81	58	72

Gross profit	43	19	42	28

Operating expenses:
Research and development	224	449	254	420
Sales, general and administrative	98	158	112	166
Amortization of deferred stock compensation	—	34	—	31
Restructuring charges	—	111	—	50

Total operating expenses	322	752	366	667

Operating loss	(279)	(733)	(324)	(639)
Interest income	16	33	16	34
Gain on sale of software business	1,464	—	756	—

Net loss	1,201%	(700%)	448%	(605%)

          Revenues. Revenues increased to $620,000 in the three months ended September 30, 2003 compared to $578,000 in the three months ended September 30, 2002. Revenues decreased to $1.2 million in the six months ended September 30, 2003 compared to $1.3 million in the same period of fiscal 2003. Revenues were flat from fiscal 2003 to fiscal 2004 primarily due to a slower than anticipated emergence of the interactive television market and weak global general economic conditions. Revenues to Kanematsu Devices Corporation, Fujitsu-Siemens, Inc. and SMS Electronics, Ltd. accounted for 24%, 22% and 17%, respectively, of total revenues for the three months ended September 30, 2003. Sales to Siemens Communications, Ltd., Chou Chin Industrial Co., Ltd. and Kanematsu Devices Corporation accounted for 36%, 15% and 12% of our total revenues for the three months ended September 30, 2002, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, and Fujitsu-Siemens, Inc. accounted for 22%, 19% and 16% of our total revenues for the six months ended September 30, 2003, respectively. Sales to Siemens Communications, Ltd., and Kanematsu Devices Corporation Ltd., accounted for approximately 39% and 10% of our total revenues for the six months ended September 30, 2002, respectively.

          Gross margin. Gross margin for the three and six months ended September 30, 2003 was 43% and 42%, respectively, compared to 19% and 28% in the same periods of fiscal 2003. The increase in gross margin resulted primarily from product revenues which costs were previously reserved for, a high proportion of higher margin non-product revenues and lower overhead burden. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

          Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses decreased to $1.4 million and $3.0 million in the three and six months ended September 30, 2003 from $2.6 million and $5.4 million in the three and six months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 224% and 254% in the first three and six months ended September 30, 2003 compared to 449% and 420% in the same periods of fiscal 2003. The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the first three and six months ended September 30, 2003 compared to the same periods of fiscal 2003 is attributable primarily to a reduction of our research and development operations in Santa Clara, California and the sale of our software business unit to MediaTek. We expect absolute research and development expenses in the third quarter of fiscal 2004 to be at the same level as the quarter ended September 30, 2003.

          Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased to $0.6 and $1.3 million in the three and six months ended September 30, 2003 from $0.9 million and $2.1 million in the three and six months ended September 30, 2002. Sales, general and administrative expenses as a percentage of total revenues was 98% and 112% in the first three and six months of fiscal year 2003 compared to 158% and 166% in the same periods of fiscal year 2003. The decrease in sales, general and administrative expenses in absolute dollars resulted from a reduction in workforce and other cost cutting measures. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended September 30, 2003.

          Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.2 million and $0.4 million in the three and six months ended September 30, 2002, respectively.

          Interest income. Interest income was $0.1 million and $0.2 million for the three and six months ended September 30, 2003, compared to $0.2 million and $0.4 million for the three and six months ended September 30, 2002. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

          Gain on sale of software unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the second quarter ended September 30, 2003. Expenses related to this transaction amounted to $.9 million.

          Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six months ended September 30, 2003 and 2002, and therefore made no provision for income tax in these periods.

Liquidity and Capital Resources

          During the six months ended September 30, 2003, $2.3 million of cash and cash equivalents were provided by our operating activities as compared to a use of $6.0 million during the six months ended September 30, 2002. Cash provided by operations during the six months ended September 30, 2003 resulted primarily from net income of $5.4 million, non-cash items of depreciation and amortization of $0.9 million and a decrease in inventories of $0.4 million, partially offset by an increase in other current assets of $4.1 million, and a decrease in accrued liabilities and other of $0.4 million. Cash used in operations during the six months ended September 30, 2002 resulted primarily from net loss of $7.8 million offset by non-cash items of depreciation and amortization of $0.9 million and decreases in other current assets of $0.5 million and inventories of $0.2 million, and an increase in accrued liabilities and other of $0.2 million.

          Capital equipment and license technology purchases in the six months ended September 30, 2003 and 2002 were none and $0.4 million, respectively.

          On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash, subject to the completion of milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek will grant to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company reported the gain from this transaction in the results of operations in the quarter ending September 30, 2003. As of September 30, 2003, we received partial payments of $6.9 million, of which $0.8 is in an escrow account. On October 1, 2003, the Company received $3.1 million, the final installment from this transaction.

          Working capital at September 30, 2003 was $30.4 million.

          The following represent our more significant working capital commitments:

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of September 30, 2003, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the September 30, 2003 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of September 30, 2003, we had not repurchased any shares of common stock under this program.

Leases

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2005.

     The Company places purchase orders with wafer foundries throughout its normal course of business. As of September 30, 2003, the Company had no outstanding wafer purchase commitments.

Future payments due under capital and operating leases and other purchase commitments as of September 30, 2003 are as follows (in thousands):

Fiscal	Capital	Operating	Purchase
Year	Leases	Leases	Commitments	Total

2004	$144	$77	$—	$211
2005	188	82	—	270
2006	—	11	—	11

Total minimum lease payments	332	$170	$—	$502

Less: Amount representing interest	(9)

Present value of minimum payments	323
Less: Current portion	(137)

Long-term portion	$186

          Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investment, which totaled $26.5 million at September 30, 2003, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

          We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $57.6 million from our inception in March 1993 through September 30, 2003. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

          Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Kanematsu Devices Corporation, Fujitsu-Siemens, Inc. and SMS Electronics, Ltd. accounted for 24%, 22% and 17% of our total revenues for the three months ended September 30, 2003, respectively. Sales to Siemens Communications, Ltd., Chou Chin Industrial Co., Ltd. and Kanematsu Devices Corporation accounted for 36%, 15% and 12% of our total revenues for the three months ended September 30, 2002, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, and Fujitsu-Siemens, Inc. accounted for 22%, 19% and 16% of our total revenues for the six months ended September 30, 2003, respectively. Sales to Siemens Communications, Ltd., and Kanematsu Devices Corporation Ltd., accounted for approximately 39% and 10% of our total revenues for the six months ended September 30, 2002, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

          We currently compete with ATI Technologies, Inc., Broadcom Corporation, Genesis Microchip, Inc., Pixelworks, Inc., Trident Microsystems, Inc. and Silicon Image, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the multi-media display processors, advanced television emerging display markets become more established. A number of companies, including

International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor Corporation, Equator Technologies, Inc., LSI Logic and Philips Electronics N.V., have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition.

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

          Sales of our products to our OEM customers and to distributors located outside the United States accounted for 86%, 32%, 67%, 85% and 84% of our total revenues in fiscal years 2003, 2002 and 2001 and three and six months ended September 30, 2003, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

          For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2003 and on Form 10-Q for the quarter ended June 30, 2003. Our exposure to market risk has not changed materially since March 31, 2003.

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

ITEM 1: LEGAL PROCEEDING

None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          On September 2, 2003, we held our 2003 Annual Meeting of Stockholders at which our stockholders approved the following:

(a)	Election of the two Class III directors to serve until the 2006 Annual Meeting of Stockholders and thereafter until the successors are elected and qualifies:

	For	Withheld

Kenny Liu Mark Mangiola	12,043,543 12,065,443	44,761 22,861

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the current year:

For	Against	Abstain

12,061,954	25,550	800

(c)	Approval of amendment to the Company’s Amended and Restated Certificate of Incorporation to effect, alternatively, a 1-for-2 reverse split:

For	Against	Abstain

11,412,171	647,428	28,705

(d)	Approval of amendment to the Company’s Amended and Restated Certificate of Incorporation to effect, alternatively, a 1-for-3 reverse split:

For	Against	Abstain

11,336,855	730,744	20,705

(e)	Approval of amendment to the Company’s Amended and Restated Certificate of Incorporation to effect, alternatively, a 1-for-4 reverse split:

For	Against	Abstain

11,332,619	738,180	17,505

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

          On July 3, 2003, the Company filed a Current Report on Form 8-K to report the sale of its software business unit and software-related assets to MediaTek, Inc. On July 31, 2003, the Company filed a Current Report on Form 8-K to furnish the press release issued on July 29, 2003 entitled “Tvia, Inc. Reports First Quarter Earnings”.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

November 14, 2003	By:	/s/	Arthur Nguyen

Arthur Nguyen
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

CERTIFICATION

          Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Tvia, Inc. (“Tvia”), that, to his knowledge, the Quarterly Report of Tvia on Form 10-Q for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Tvia.

Date: November 14, 2003	By:	/s/ Eli Porat

Eli Porat
Chief Executive Officer and President

Date: November 14, 2003	By:	/s/ Arthur Nguyen

Arthur Nguyen
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.