Form 10-Q
period 2003-12-31
TVIA INC
filed 2004-02-17
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-30539

TVIA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0549628
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4001 Burton Drive, Santa Clara, California (Address of Principal Executive Offices)	95054 (Zip Code)

Registrant’s telephone number, including area code:

(408) 982-8588

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).     Yes ☐          No ☑

      On December 31, 2003, 22,453,022 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2003

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,229	$11,080
Short-term investments	24,120	13,337
Accounts receivable, net	436	331
Inventories	601	1,055
Prepaid expenses and other current assets	1,417	411

Total current assets	30,803	26,214
Property and equipment, net	2,239	3,209
Other assets	113	1,770

Total assets	$33,155	$31,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661	$632
Accrued liabilities and other	858	1,175
Short-term portion of capital leases	139	134

Total current liabilities	1,658	1,941
Long-term portion of capital leases	36	486

Total liabilities	1,694	2,427

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,453 and 22,139 shares outstanding, respectively	23	22
Additional paid-in-capital	92,739	92,444
Accumulated comprehensive income (loss)	(27)	6
Accumulated deficit	(60,524)	(62,956)
Treasury stock	(750)	(750)

Total stockholders’ equity	31,461	28,766

Total liabilities and stockholders’ equity	$33,155	$31,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Total revenues	$628	$438	$1,828	$1,731
Cost of revenues	359	304	1,056	1,237

Gross profit	269	134	772	494

Operating expenses:
Research and development	2,667	1,880	5,716	7,303
Sales, general and administrative	650	723	1,995	2,872
Amortization of deferred stock compensation	—	198	—	595
Restructuring charges	—	300	—	950

Total operating expenses	3,317	3,101	7,711	11,720

Operating loss	(3,048)	(2,967)	(6,939)	(11,226)
Interest income	102	149	296	587
Gain from sale of software unit	—	—	9,075	—

Net income (loss)	$(2,946)	$(2,818)	$2,432	$(10,639)

Basic net income (loss) per share	$(0.13)	$(0.13)	$0.11	$(0.48)

Diluted net income (loss) per share	$(0.13)	$(0.13)	$0.10	$(0.48)

Shares used in the per share calculation:
Basic	22,374	21,948	22,234	21,943

Diluted	23,374	21,948	23,695	21,943

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the
	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,432	$(10,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,251	860
Amortization of deferred stock compensation	—	595
Write-off of licensed technology	1,449	—
Gain from sale of software unit	(9,075)	—
Change in assets and liabilities:
Accounts receivable	(105)	21
Inventories	454	385
Prepaid expenses and other current assets	(256)	652
Accounts payable	29	(493)
Accrued liabilities and other	(317)	380

Net cash used in operating activities	(4,138)	(8,239)

Cash flows from investing activities:
Sales (purchases) of available-for-sale investments	(10,816)	5,764
Proceeds from sale of software unit	8,325	—
Purchases of license technology	(44)	(5)
Purchases of property and equipment	(75)	(815)
Proceeds from disposal of fixed assets	46	—

Net cash provided by (used in) investing activities	(2,564)	4,944

Cash flows from financing activities:
Proceeds from issuance of common stock	296	8
Repayment of capital lease obligations	(445)	—
Repurchase of common stock	—	(87)

Net cash used by financing activities	(149)	(79)

Decrease in cash and cash equivalents	(6,851)	(3,374)
Cash and cash equivalents at beginning of period	11,080	6,445

Cash and cash equivalents at end of period	$4,229	$3,071

Supplemental disclosure of non-cash activities:
Capital leases	—	395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Interim Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

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

Note 2.  Summary of Significant Policies

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

Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment. The Company reviews assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value. The Company wrote off $1.5 million of licensed technology in the quarter ended December 31, 2003.

Comprehensive Income (Loss)

      Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive income (loss) is as follows (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss)	$(2,946)	$(2,818)	$2,432	$(10,639)
Unrealized gain (loss) on available-for-sale investments	(22)	(11)	(33)	4

Comprehensive income (loss)	$(2,968)	$(2,829)	$2,399	$(10,635)

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

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

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) as reported	$(2,946)	$(2,818)	$2,432	$(10,639)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	198	—	595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(384)	(546)	(890)	(1,638)

Pro forma net income (loss)	$(3,330)	$(3,166)	$1,542	$(11,682)

Basic net income (loss) per share:
As reported	$(0.13)	$(0.13)	$0.11	$(0.48)
Pro forma	$(0.15)	$(0.14)	$0.07	$(0.53)
Diluted net income (loss) per share:
As reported	$(0.13)	$(0.13)	$0.10	$(0.48)
Pro forma	$(0.15)	$(0.14)	$0.07	$(0.53)

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 5,452,445, 5,310,461, 1,461,046 and 5,310,461 for the three and nine months ended December 31, 2003 and 2002, respectively.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(2,946)	$(2,818)	$2,432	$(10,639)

Basic and diluted:
Weighted average shares of common stock outstanding	22,374	21,987	22,254	22,061
Less: Weighted average shares of common stock subject to repurchase	—	(39)	(20)	(118)

Weighted average shares used in computing basic net income (loss) per share	22,374	21,948	22,234	21,943
Diluted effect of common share equivalents	—	—	1,461	—

Weighted average shares used in computing diluted net income (loss) per share	22,374	21,948	23,695	21,943

Basic net income (loss) per share	$(0.13)	$(0.13)	$0.11	$(0.48)

Diluted net income (loss) per share	$(0.13)	$(0.13)	$0.10	$(0.48)

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

      Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial position, results of operations or cash flows.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

Note 3.	Balance Sheet Components (in thousands)

	December 31,	March 31,
	2003	2003

Accounts receivable, net:
Accounts receivable	$464	$381
Less: Allowance for doubtful accounts	(28)	(50)

	$436	$331

Allowance for doubtful accounts:
Balance at beginning of the year	$50	$112
Addition	—	8
Utilized	(22)	(70)

Balance at end of the year	$28	$50

Short-term investments:
U.S. government and agency securities	$1,999	$2,810
U.S. corporate and bank debt	22,121	10,527

	$24,120	$13,337

Inventories:
Raw materials	$109	$446
Work-in-process	6	3
Finished goods	486	606

	$601	$1,055

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$75	$85
Machinery and equipment (Useful life of two to five years)	2,892	3,158
Software (Useful life of two to five years)	3,337	3,713

	6,304	6,956
Less: Accumulated depreciation and amortization	(4,065)	(3,747)

	$2,239	$3,209

Other assets:
License technology (Useful life of five years)	$81	$1,969
Less: Accumulated amortization	—	(231)

License technology, net	81	1,738
Deposits	32	32

	$113	$1,770

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

	December 31,	March 31,
	2003	2003

Accrued expenses:
Accrued compensation costs	$562	$593
Accrued professional service costs	52	174
Accrued software maintenance	13	99
Other	231	309

	$858	$1,175

Note 4.	Sale of Software Business and Software-Related Assets

      On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc. in exchange for $10.0 million in cash, subject to the completion of milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek granted to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company reported a gain of $9.1 million from this transaction in the results of operations in the quarter ending September 30, 2003. On October 1, 2003, the Company received $3.1 million, the final installment from this sale of its software business and software-related assets to MediaTek, Inc., except for $0.8 million in an escrow account.

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

      The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License	Leased	Severances and
	Technology	Facilities	Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Write-off	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	—	23	—	23
Cash charges		(23)	—	(23)

Balance at December 31, 2003	$—	$—	$—	$—

Note 6.	Concentration of Certain Risks

      The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

Significant Customers

      Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer A	26%	*	11%	*
Customer B	23%	*	15%	*
Customer C	*	39%	15%	17%
Customer D	*	*	15%	30%
Customer E	*	*	13%	*
Customer F	*	16%	*	*
Customer G	*	11%	*	*

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

      Accounts receivable were concentrated with customers as follows:

	December 31	March 31,
	2003	2003

Accounts Receivable:
Customer A	34%	22%
Customer B	24%	*
Customer C	12%	*
Customer D	12%	*
Customer F	*	48%
Customer G	*	21%

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — (Continued)

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

      The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Europe	11%	37%	29%	35%
Japan	9%	12%	15%	17%
United States	34%	12%	26%	11%
Taiwan	26%	32%	17%	27%
Korea	7%	6%	7%	10%
Other	13%	1%	6%	*

Note 8.	Commitments and Contingencies

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

      As permitted under Delaware law the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company’s request in such capacity. The indemnification term is for the period that the officer or director is serving in such capacity or is subject to any possible claim or action by reason of the fact that the officer or director was serving in that capacity. The maximum potential amount of future payments the Company could be unlimited; however the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes that the estimated fair value of these agreements is minimal.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

      In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding revenues and sources of revenues, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Performance.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2003 and the other Quarterly Report on Form 10-Q filed by us in our fiscal 2004. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions, as well as statements regarding Tvia’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

      Approximately 66%, 88%, 74% and 89% of our total revenues for the three and nine months ended December 31, 2003 and 2002, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars.

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

      We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2003, we had an accumulated deficit of approximately $60.5 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

      We anticipate flat revenues for at least the next two quarters as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, and delay in customer product introductions in order to incorporate additional third party features. Due to anticipated flat revenues, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended December 31, 2003 for at least the next two quarters.

      We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development.

Critical Accounting Policies

      For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2003 and on Form 10-Q for the quarter ended September 30, 2003. Critical accounting policies affecting us have not changed materially since March 31, 2003.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	57	69	58	71

Gross profit	43	31	42	29

Operating expenses:
Research and development	425	429	313	422
Sales, general and administrative	103	165	109	166
Amortization of deferred stock compensation	—	45	—	34
Restructuring charges	—	69	—	55

Total operating expenses	528	708	422	677

Operating loss	(485)	(677)	(380)	(648)
Interest income	16	34	16	34
Gain on sale of software business	—	—	496	—

Net loss	469%	(643)%	133%	(614)%

      Revenues. Revenues increased to $0.6 million and $1.8 million in the three and nine months ended December 31, 2003 compared to $0.4 million and $1.7 million in the three and nine months ended December 31, 2002. Revenues were flat from fiscal 2003 to fiscal 2004 primarily due to a slower than anticipated emergence of the interactive television market and weak global general economic conditions. Revenues to Hughes Network Systems and Weikeng Industrial Co., Ltd. accounted for 26% and 23%, respectively, of total revenues for the three months ended December 31, 2003. Sales to Kanematsu Devices Corporation, Chou Chin Industrial Co., Ltd. and Micro Network Korea Co., Ltd. accounted for 39%, 16% and 11% of our total revenues for the three months ended December 31, 2002, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, Weikeng Industrial Co., Ltd., Fujitsu-Siemens Computers Gmbh and Hughes Network Systems accounted for 15%, 15%, 15%, 13% and 11% of our total revenues for the nine months ended December 31, 2003, respectively. Sales to Siemens Communications, Ltd., and Kanematsu Devices Corporation accounted for approximately 30% and 17% of our total revenues for the nine months ended December 31, 2002, respectively.

      Gross Margin. Gross margin for the three and nine months ended December 31, 2003 was 43% and 42%, respectively, compared to 31% and 29% in the same periods of fiscal 2003. The increase in gross margin resulted primarily from product revenues which costs were previously reserved for, a high proportion of higher margin non-product revenues and lower overhead burden. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

      Research and Development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the Internet and the broadband network. Research and development expenses in the three months ended December 31, 2003 were $2.7 million, including a write-off of $1.5 million of licensed technology compared to $1.8 million in the three months ended December 31, 2002. Excluding this write-off of $1.5 million of licensed technology, research and development expenses were $1.2 million and $4.2 million for the three and nine months ended December 31, 2003 compared to $1.9 million and $7.3 million in the three and nine months ended December 31, 2002. Research and development expenses as a percentage of total revenues were 425% and 313% in the first three and nine months ended December 31, 2003 compared to 429% and 422% in the same periods of fiscal 2003. The decrease in research and development expenses in absolute dollars, excluding the $1.5 million write-off of license technology, in the first three and nine months ended December 31, 2003 compared to the same periods of fiscal 2003 is attributable primarily to a reduction of our research and development operations in Santa Clara, California and the sale of our software business unit to MediaTek. We expect absolute research and development expenses in the fourth quarter of fiscal 2004 to be at the same level as the quarter ended December 31, 2003, excluding the $1.5 million write-off of license technology.

      Sales, General and Administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses decreased to $0.6 and $2.0 million in the three and nine months ended December 31, 2003 from $0.7 million and $2.9 million in the three and nine months ended December 31, 2002. Sales, general and administrative expenses as a percentage of total revenues was 103% and 109% in the first three and nine months of fiscal year 2003 compared to 165% and 166% in the same periods of fiscal year 2003. The decrease in sales, general and administrative expenses in absolute dollars resulted from a reduction in workforce and other cost cutting measures. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended December 31, 2003.

      Amortization of Deferred Stock Compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.2 million and $0.6 million in the three and nine months ended December 31, 2002, respectively.

      Interest Income. Interest income was $0.1 million and $0.3 million for the three and nine months ended December 31, 2003, compared to $0.1 million and $0.6 million for the three and nine months ended December 31, 2002. The decrease resulted from a lower return on our investments and declining levels of amount of cash and investments.

      Gain on Sale of Software Unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the second quarter ended September 30, 2003. Expenses related to this transaction amounted to $.9 million.

      Provision for Income Tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine months ended December 31, 2003 and 2002, and therefore made no provision for income tax in these periods.

Liquidity and Capital Resources

      During the nine months ended December 31, 2003, $4.1 million of cash and cash equivalents were used by our operating activities as compared to $8.2 million during the nine months ended December 31, 2002. Cash used by operations during the nine months ended December 31, 2003 resulted primarily from net income of $2.4 million, non-cash items of depreciation and amortization of $1.3 million, a write-off of $1.5 million licensed technology and a decrease in inventories of $0.5 million, partially offset by a $9.1 million gain from the sale of the software unit, an increase in prepaid expenses and other current assets of $0.3 million, and a decrease in accrued liabilities and other of $0.3 million. Cash used in operations during the nine months ended December 31, 2002 resulted primarily from net loss of $10.6 million offset by non-cash items of depreciation and amortization of $1.5 million and decreases of $0.7 million and $0.4 million in prepaid expenses and other current assets and inventories, respectively.

      Capital equipment and license technology purchases in the nine months ended December 31, 2003 and 2002 were $.1 million and $0.8 million, respectively.

      On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc. in exchange for $10.0 million in cash, subject to the completion of milestones and closing conditions. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek will grant to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company reported the gain from this transaction in the results of operations in the quarter ending December 31, 2003. As of December 31, 2003, we received full payments of $10.0 million, except for $0.8 million, which is in an escrow account.

      Working capital at December 31, 2003 was $29.1 million.

      The following represent our more significant working capital commitments:

Stock Repurchase

      On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of December 31, 2003, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the December 31, 2003 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

      On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of December 31, 2003, we had not repurchased any shares of common stock under this program.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements as of December 31, 2003.

Leases

      The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2005.

      The Company places purchase orders with wafer foundries throughout its normal course of business. As of December 31, 2003, the Company had no outstanding wafer purchase commitments.

      Future payments due under capital and operating leases and other purchase commitments as of December 31, 2003 are as follows (in thousands):

	Capital	Operating	Purchase
Fiscal Year	Leases	Leases	Commitments	Total

2004	$144	$38	$124	$306
2005	36	82	—	118
2006	—	11	—	11

Total minimum lease payments	$180	$131	$124	$435

      Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investment, which totaled $28.3 million at December 31, 2003, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

      We have incurred significant operating losses in each year since our inception and expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $60.5 million from our inception in March 1993 through December 31, 2003. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

      Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Hughes Network Systems and Weikeng Industrial Co., Ltd. accounted for 26% and 23% of our total revenues for the three months ended December 31, 2003, respectively. Sales to Kanematsu Devices Corporation, Chou Chin Industrial Co., Inc. and Micro Network Korea Co., Ltd. accounted for 39%, 16% and 11% of our total revenues for the three months ended December 31, 2002, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, Weikeng Industrial Co., Ltd., Fujitsu-Siemens Computers Gmbh and Hughes Network Systems accounted for 15%, 15%, 15%, 11% and 11% of our total revenues for the nine months ended December 31, 2003, respectively. Sales to Siemens Communications, Ltd., and Kanematsu Devices Corporation accounted for approximately 30% and 17% of our total revenues for the nine months ended December 31, 2002, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

      Sales of our products to our OEM customers and to distributors located outside the United States accounted for 86%, 32%, 67%, 66% and 74% of our total revenues in fiscal years 2003, 2002 and 2001 and three and nine months ended December 31, 2003, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

Regulation of our customers’ products may slow the process of introducing new products and could impair our ability to compete

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

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Discussion of Market Interest Rate Risk

      For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2003 and on Form 10-Q for the quarter ended September 30, 2003. Our exposure to market risk has not changed materially since March 31, 2003.

Item 4:     Controls and Procedures

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

      None

Item 3:     Default Upon Senior Securities

      None

Item 4:     Submission of Matters to Vote of Security Holders

      None

Item 5:     Other Information

      None

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number

31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Chief Financial Officer.
32.1	Statement of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Statement of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

      (b) Reports on Form 8-K

      On October 28, 2003, the Company furnished a Current Report on Form 8-K to furnish the press release issued on October 28, 2003 entitled “Tvia, Inc. Reports Second Quarter Earnings”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

By:	/s/ ARTHUR NGUYEN

Arthur Nguyen
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

February 13, 2004

CERTIFICATION

      Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Tvia, Inc. (“Tvia”), that, to his knowledge, the Quarterly Report of Tvia on Form 10-Q for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Tvia.

By:	/s/ ELI PORAT

Eli Porat
Chief Executive Officer and President

Date: February 13, 2004

By:	/s/ ARTHUR NGUYEN

Arthur Nguyen
Chief Financial Officer

Date: February 13, 2004

EXHIBIT INDEX

Exhibit
Number

31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Chief Financial Officer.
32.1	Statement of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2	Statement of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).