Form 10-K
period 2004-03-31
TVIA INC
filed 2004-06-22
CIK 1109279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on May 28, 2004 was approximately $29,814,267.

As of May 28, 2004, there were 22,914,389 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders to be held on August 3, 2004.

TVIA, INC. AND SUBSIDIARY

TABLE OF CONTENTS

2004 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words “expects,” “anticipates,” “estimates,” “believes,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the benefits of our China subsidiary, the market for digital televisions, use of silicon in the digital television market, benefits of the Federal Communications Commission’s mandates, market share of different technologies, price of raw materials, growth of the advanced television market, the Company’s anticipated revenues, expenses, gross profit and loss; the features, performance, advantages and anticipated benefits of our products, the importance of customer support, the expertise, industry knowledge and capabilities of our sales and marketing staff, our design support, the importance of design support, continued expenditures on research and development, our ability to migrate to smaller process geometries, the key competitive factors in our target markets, our ability to compete, increasing competition in our markets, sources of competition, our intellectual property, strategy, our ability to protect our intellectual property, our backlog as an indicator of future revenues, the status of our relations with our employees, the adequacy of our existing facilities, our dividend policy and our planned retention of our future earnings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to slower than anticipated emergence of the interactive television market; general economic conditions and specific conditions in the markets we address; the timing, rescheduling or cancellation of significant customer orders; the loss of a key customer; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; the availability and pricing of foundry and assembly capacity and raw materials; insufficient customer support; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration; the effects of new and emerging technologies; the risks and uncertainties associated with our international operations; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This report contains statistical data that we obtained from industry publications and reports generated by DisplaySearch in April 2004. These industry publications generally indicate that they have obtained their information sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

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

Our subsidiary in Hefei, People’s Republic of China, had 114 employees as of March 31, 2004, including 73 employees in research and development. This facility handles our operations and testing, and performs sales and marketing, in addition to research and development activities. Our market focus is centered on the Asia Pacific region, including China, Taiwan, Japan and Korea. We believe our Hefei subsidiary affords a cost effective means for us to develop products and supports for our extensive hardware and software alliances. Our subsidiary also gives us a presence in the China market.

Overview

We have historically designed, developed and marketed multi-media display processors for the advanced television and emerging display markets. Our multi-media display processors accept video, graphics and audio signals from terrestrial broadcast, narrow band telephone lines, cable, satellite and the Ethernet and blend them together on one or more displays for a high quality, customized and interactive viewing experience.

We recently changed our focus to designing, developing and marketing our display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital liquid crystal display, or LCD, high definition or HD, and progressive-scan televisions.

We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the CyberPro 5600 family, introduced in calendar year 2003; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Finally, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to end-users. We also generate revenues from licensing software which we believe will continue to constitute a small percentage of total revenues in the future.

Industry Background

There are more than 2 billion standard analog televisions in the world today. Over the next decade, we anticipate that digital television, or DTV, penetration will increase from less than 5 percent in 2003 to more than 50 percent by 2010. We believe this rare, mass-scale global technology expansion will produce unique opportunities for superior silicon revenue growth.

In January 2003, the Federal Communications Commission, or FCC, issued a mandate that 50 percent of televisions 36 inches and larger must have integrated digital capability by July 2004 and 100 percent a year later. The mandate also requires that all new televisions 13 inches and larger sold after July 1, 2007 comply with this mandate. Several technologies are competing for a share of the DTV market including cathode ray tube, or CRT, digital light processing, or DLP, liquid crystal on silicon, or LCoS, plasma displays, or PDP, and LCD. Presently CRT and DLP are the early price and performance leaders but, in the long term, many expect LCD to emerge as the dominant technology in the 20”- 40” market which accounts for approximately 80 percent of the television market.

According to the market-research firm DisplaySearch, DTV is expected to follow a similar path to that of digital video disks, or DVD. DVD players have enjoyed rapid acceptance over the last few years. There are several factors that have contributed to the success of the DVD player, including ubiquitous content, smaller form factor, improved audio and visual quality and falling prices, a by-product of silicon integration. By comparison, the DTV market is small, but rapidly increasing. Based on current market conditions, we believe DTV unit shipments will increase over the next four years from 20 million in 2004 to 53 million in 2007.

DTV growth drivers will largely mirror those of DVD players. Importantly, two of the largest components of DTV are glass and silicon, which we expect to drop materially in price over the next few years due to new capacity and better integration.

Industry analysts define advanced television, or ATV, or digital displays, as displays that do not contain a digital tuner and integrated MPEG-2 decoder. In the case of LCD televisions, they tune and receive analog video signals and, through enhanced the use of silicon-based processes such as 3D digital comb filtering and de-interlacing, significantly enhance the content so that it approaches the quality of DTV. At the higher price points, the LCD televisions may include add-in board slots for DTV tuners and MPEG-2 decoders.

According to DisplaySearch, ATVs, which include thin-film-transistor LCD, PDP, and most projection televisions (LCoS and DLP), are expected to grow from 6 million units in 2003 to 47 million units in 2007. This favorably compares to the CRT television market that is expected to decrease from 133 million units in 2003 to 116 million units in 2007.

Within the emerging ATV market, LCD television is the largest and fastest growing sub-segment. Moreover, LCD televisions best illustrate the near-term silicon opportunity resulting from the transition to digital video through the use of silicon. LCD televisions principally receive analog television broadcasts and employ analog interfaces, yet they are incapable of scanning video in an interlaced manner. Interlaced video means that only half the image is scanned in or at any given frame or moment and as such, a viewer is only seeing half an image comprised of either odd or evenly scanned lines. LCDs only scan video progressively, and are fed interlaced or nonprogressive with poor quality analog video signals or are fed digital signals through analog interfaces. As a result, they require silicon de-interlacers. A good de-interlacer either combines the odd and evenly scanned lines as one image or intelligently doubles the alternating scan line, in an effort to clean up the progressively scanned image. Without a good de-interlacing chip, the LCD monitor will robotically fill in missing lines by unintelligently doubling what is scanned. Non-intelligent line doubling or dumb de-interlacing, often results in a poor video image.

Our Solution

•	We believe our display processors provide high quality, efficient silicon de-interlacing and scaling cores that allow our customers to produce high-quality progressive scan CRT television and LCD television at an attractive price.

•	We believe our display processors, software and reference design and design support enable our OEM customers to accelerate their time to market by reducing their systems engineering development. Our engineers work closely with our customers’ engineers to facilitate systems design. These benefits enable our OEM customers to bring products with rich features and differentiated systems to market quickly.

Products

Our products are based on advanced architecture integrated circuits and system designs that provide real time, cost effective and high quality display processing. We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the CyberPro 5600 family, introduced in calendar year 2003; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. Our semiconductor solutions include different features, which OEMs can select for inclusion in their products.

The TrueView 5700 is a low pin count, low-cost, highly integrated digital video image display processor providing the key features necessary to design progressive scan CRT television.

The CyberPro5600 supports the evolution of the LCD monitor from a simple screen to an advanced display with multiple and varied applications. Web-pads, in-flight entertainment system, and info-tainment system displays that can process enhanced picture-in-picture and multiple source capabilities with the CyberPro 5600. Features that are optimized specifically for LCD’s include superior de-interlacing, advanced scaler performance and exceptional alpha blending of up to three independent media streams.

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

The CyberPro 5000 is the first product of the CyberPro 5000 family designed for broadband digital set-top boxes and advanced televisions. The CyberPro 5000 has enhanced text, graphics and video processing engines. It also includes two video ports for two simultaneous video streams, high picture quality of broadband video on television, hardware magnified view of web pages on television and a flexible transparency algorithm for blending multiple video, text, graphics, pictures and animation on screen.

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

Customers

We target customers in the advanced television and emerging interactive display markets. We began to focus on the emerging interactive display market in 1997, and later expanded our focus to include the advanced television markets. The majority of our sales in fiscal 2004 were to the broadband set-top box market portion of the emerging interactive display market, primarily for video-on-demand applications. In prior years, the majority of our sales were to the emerging interactive display market. Many of our customers manufacture or distribute products in more than one of our target markets.

In fiscal 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. In fiscal 2003, sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 24%, 17% and 10% of revenues, respectively. In fiscal 2002, sales to Prediwave Corporation and Motorola Broadband accounted for 62% and 14% of revenues, respectively.

In fiscal 2004, sales to customers in the United States, Europe, Taiwan and Japan comprised of 24%, 24%, 18%, and 15% of revenues, respectively. In fiscal 2003, sales to customers in Europe, Taiwan, Japan, the United States and Korea comprised of 35%, 25%, 16%, 14% and 10% of revenues, respectively. In fiscal 2002, sales to customers in the United States and Taiwan comprised 68% and 22% of revenues, respectively.

Sales and Marketing

We sell and market our display processors through our direct sales force, sales representatives and distributors. For our software products, we also use value added resellers and system integrators that package and use our software products for resale as standard products or custom software development services.

Our products are marketed primarily through reference platforms and evaluation kits designed internally and with industry leading microprocessors, real-time operating systems and other strategic partners directly or indirectly through our partners’ channels to OEMs for evaluation and development. These reference platforms and evaluation kits (hardware and software) have proven to be vital to our success in obtaining new design wins. We also promote our products through our website, trade shows, articles, press releases and joint promotions with our strategic partners.

Our personnel work closely with customers, sales representatives and authorized distributors to define product features, performance, price and market timing of new products. We provide technical support and design assistance directly to OEM customers, regardless of the sales channels used. We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with our customers. These relationships begin at the design phase and develop, as customer needs change and evolve. We provide support through both on site customer service and remote support from our facilities.

As of March 31, 2004, we employed a sales and marketing force of 11 people. We believe these personnel have the technical expertise and industry knowledge necessary to support a lengthy and complex sales process.

We also employed four field applications engineers to assist customers in designing, testing and qualifying system designs that incorporate our integrated circuits and software products. We believe that the depth and quality of this design support team are key to improving our customers’ time to market and maintaining a high level of customer satisfaction. Our direct sales offices are located in Santa Clara, California, Shenzhen and Hefei, People’s Republic of China. All of our sales offices provide hardware and software applications support.

Research and Development

Our research and development efforts are focused on four areas: device architecture and logic design, physical layer design, software development and device testing. As of March 31, 2004, our research and development staff consisted of 88 employees, (15 of whom were located in the United States and 73 of whom were located in the People’s Republic of China). Our research and development efforts have centered on architecture design, streaming media processing modes, high-speed digital and mixed signal design and software.

We conduct research and development at our design centers in Santa Clara, California and Hefei, People’s Republic of China. Our People’s Republic of China facility is located in a science park near Hefei University of Technology, where employee costs are lower than in the San Francisco Bay Area.

Our research and development expenses for fiscal years 2004, 2003 and 2002 were $6.8 million, $9.0 million and $12.7 million, respectively. Research and development expenses consist mainly of personnel and other costs associated with the development of product designs, process technology, software and programming hardware. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

We have adopted a fabless semiconductor manufacturing model and therefore we outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development, testing and marketing of our products and significantly reduces our capital requirements. We develop our designs to be compatible with three foundries, United Manufacturing Corporation, or UMC, and Taiwan Semiconductor Manufacturing Corporation, or TSMC, both of which are located in Hsin Chu, Taiwan, and HuaHong NEC located in the People’s Republic of China. This allows us to shift production from one facility to the other in the event of a capacity constraint at one foundry. We currently use 0.35 micron technology for production of our CyberPro 5000, Cyberpro 5600 and Trueview 5700 families. We use 0.3 micron technology for production of our CyberPro 5300 family and 0.18 micron technology for production of our CyperPro 5202 family.

We internally design and optimize digital and analog cells through our physical layer design group. We believe this allows us to reduce the size of the semiconductor and therefore the cost. This also gives us greater control over the quality and reliability of our multi-media display processors.

Assembly of our devices is performed by Advance Semiconductor Engineering, Inc. in Kaohsiung, Taiwan, and Belling Corp., Ltd. in ShangHai, People’s Republic of China. We may also use Siliconware Precision Industries Ltd., located in Hsin Chu, Taiwan. Final testing is primarily performed by us at our subsidiary in Hefei, People’s Republic of China.

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

Our current and primary competitors are ATI Technologies, Inc., Broadcom Corporation, Genesis Microchip, Inc., Pixelworks, Inc., Trident Microsystems, Inc. and Silicon Image, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter the market as the advanced television and emerging interactive display markets develop. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor, Equator Technologies, Inc., LSI Logic and Philips Electronics N.V., have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our intellectual property and proprietary rights that we develop and license from others.

We have been granted two United States patents, containing claims covering various aspects of combining digital streams of video and graphics for presentation on an output display and for changing the size of graphic data for presentation on a television output display. We expect to file patent applications as we deem appropriate to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology.

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

In July 2000, we entered into an agreement with Hitachi, Ltd., which has developed proprietary technology on system-on-a-chip SH-4 microprocessors , or SH-4. As a result of our agreement, Hitachi licensed to us the right to use this SH-4 technology for system-on-a-chip integration in our products and to manufacture, distribute and sublicense products using the SH-4 technology. In March 2002, we postponed the product related to this technology indefinitely; accordingly, we wrote off $0.5 million of license technology related to this SH-4 technology.

In December 2000, we entered into an agreement with Oak Technology, Inc. or Oak, which has proprietary 3D graphics technology that permits incorporation of the 3D graphics function onto our chips. As a result of our agreement, we were granted the right to use this 3D graphics technology for 3D graphics integration in our products and to manufacture, distribute and sublicense products using the 3D graphics technology.

In April 2001, we amended the agreement with Oak, in order to license Oak’s proprietary MPEG-2 technology that permits the incorporation of MPEG-2 decoding functions onto our chips. As a result of our agreement, we were granted the right to use this MPEG-2 technology for MPEG-2 integration in our products and to manufacture, distribute and sublicense products using the MPEG-2 decoding technology. In December 2003, we postponed the product related to this technology indefinitely; accordingly, we wrote off $1.5 million of license technology related to this MPEG-2 technology.

In July 2003, we sold our software business and software-related assets to MediaTek, Inc. The software assets were developed internally to support our products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. In connection with this transaction, MediaTek granted to us a royalty-free license to continue to use those software assets to support our existing products and fulfill our maintenance obligations to our existing customers.

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

CyberPro and Tvia are registered trademarks, and the Tvia logo is a trademark of Tvia in the United States and other jurisdictions.

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

Employees

As of March 31, 2004, we had 141 full time employees including 88 engaged in research and development, 11 engaged in sales and marketing, 29 engaged in operations and 13 engaged in general management and administration activities. Of these employees, 27 work in our Santa Clara facility and 114 work at our facility in the People’s Republic of China. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Item 2. Properties

Our headquarters, which also serves as our principal administrative, selling, marketing, customer support, applications engineering and product development facility, is located in Santa Clara, California, and consists of one building of approximately 16,500 square feet under a lease that expires in July 2005. We also lease a building located in Hefei, People’s Republic of China of approximately 15,000 square feet under a lease that expires in June 2005 for our research and development operations in China; and a building located in Shenzhen, People’s Republic of China of approximately 2,500 square feet under a lease that expires in November 2004 for our marketing and customer support in China.

We believe our existing facilities are adequate to meet our needs for the near future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this filing, we do not believe that any of the legal proceedings pending against us or, to the best of our knowledge, threatened against us, will have a significant adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers

The executive officers of the Company are as follows:

Kenny Liu, 50, has served as our Chairman of the Board since January 1995, and as Chief Executive Officer from January 1995 to November 2001. From January 1989 to March 1994, Mr. Liu served as Chairman and Chief Executive Officer of OPTi Inc., a manufacturer of core logic chip sets for the personal computer market. Mr. Liu received a B.S. in Electrical Engineering from National Cheng-Kung University in Taiwan, an M.S. in Computer Science from Santa Clara University and an M.S. in Electrical Engineering from Ohio State University.

Eli Porat, 58, has served as our Chief Executive Officer since November 2001and as President since February 2002. Mr. Porat has served as a director of our Company since March 2001. From January 1997 to November 2001, Mr. Porat was Chief Executive Officer of OpenGrid, Inc., a mobile business solutions company. From 1991 to 1996, Mr. Porat was Chief Executive Officer of DSP Group, an audio digital signal processing company. From 1972 to 1983, Mr. Porat was with Intel Corporation. Mr. Porat earned a B.S. and M.S. degrees in Electrical Engineering and Computer Science from the University of California, Berkeley.

Arthur Nguyen, 52, has served as our Chief Financial Officer since March 2003. He joined us as Corporate Controller in October 2000, serving in that position until February 2003. Prior to joining us, he served as Director of Accounting at marchFIRST, an internet consulting company from November 1999 to September 2000. From July 1996 to October 1999, Mr. Nguyen was Chief Financial Officer of Hayward Quartz Technology, Inc., a semiconductor component manufacturer. Mr. Nguyen received a Master in Business Administration with a concentration in Accounting from the California State University — San Bernardino and a B.S. in Business Administration from California State University — Sacramento. Mr. Nguyen is a Certified Public Accountant.

Jhi-Chung Kuo, 51, a cofounder of the Company, has served as our Vice President of Engineering since April 2002. From July 2000 to March 2002, he served as our Chief Technology Officer. From March 1993 to June 2000, Mr. Kuo served as our Vice President of Engineering. Mr. Kuo received a B.S. in Physics from National Central University in Taiwan and an M.S. in Electrical Engineering from Mississippi State University.

James Tao, 53, has served as Vice President of Sales and Marketing since March 2002. He joined us in June 1997 as Senior Director of Business Development, and served from November 1999 to March 2002 as Vice President of Business Development. From March 1989 to May 1997, Mr. Tao served as Vice President of Sales and Marketing at Focus Information Systems, a personal computer peripheral product company. Mr. Tao received an M.B.A. in Telecommunication Management from Golden Gate University and an M.S. in Computer Science from the University of Hawaii.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, par value $0.001 (“Common Stock”), is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “TVIA”, until December 4, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market and SmallCap Market, applicable.

	High	Low
2002 Quarter Ended:
June 30	1.90	0.88
September 30	0.99	0.45
December 31	0.77	0.47
2003 Quarter Ended:
March 31	0.70	0.51
June 30	1.08	0.65
September 30	2.20	1.03
December 31	3.25	1.57
2004 Quarter Ended:
March 31	3.30	1.97

As of May 28, 2004, the Common Stock was held by 181 stockholders of record (not including beneficial holders of stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Securities Authorized for Issuance Under Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended March 31, 2004, we did not purchase any of the equity securities of Tvia, although we do have two repurchase programs in place.

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of our common stock. This program does not have a stock repurchase maximum amount or an expiration date. As of March 31, 2004, we had acquired 143,700 shares on the open market that we hold as treasury stock. At the March 31, 2004 stock price, the proceeds to be used to acquire up to 56,300 shares of our common stock will have a minimal impact on our current cash, cash equivalent and short-term investment balances.

On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire up to 5 million shares of outstanding common stock in the open market for a maximum of $0.50. This program does not have an expiration date. As of March 31, 2004, we had not repurchased any shares of common stock under this program.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for the years ended March 31, 2004, 2003 and 2002, and with respect to our consolidated balance sheets at March 31, 2004 and 2003, are derived from our Consolidated Financial Statements and related Notes which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended March 31, 2001 and 2000 and our consolidated balance sheet data at March 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements not included in this Form 10-K. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in this Form 10-K.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$2,042	$1,771	$11,342	$12,743	$6,528
Development contracts and other	267	461	498	701	529
Total revenues	2,309	2,232	11,840	13,444	7,057
Cost of revenues:
Product sales	1,235	1,460	8,522	7,650	3,622
Development contracts and other	88	83	109	68	185
Total cost of revenues	1,323	1,543	8,631	7,718	3,807
Gross profit	986	689	3,209	5,726	3,250
Operating expenses:
Research and development	6,823	8,983	12,664	6,774	3,390
Sales, general and administrative	2,667	3,545	5,056	5,695	3,370
Amortization of deferred stock compensation	—	595	1,572	2,701	1,499
Restructuring costs	—	950	—	—	—
Total operating expenses	9,490	14,073	19,292	15,170	8,259
Operating loss	(8,504)	(13,384)	(16,083)	(9,444)	(5,009)
Other income (expense), net
Interest income	401	703	1,818	2,105	49
Interest expense	(11)	(14)	—	(459)	(1,081)
Gain on sale of software business	9,075	—	—	—	—
Other income (expense), net	9,465	689	1,818	1,646	(1,032)
Net income (loss) before extraordinary item	961	(12,695)	(14,265)	(7,798)	(6,041)
Extraordinary item, net of income taxes	—	—	—	672	—
Income (loss) before taxes	961	(12,695)	(14,265)	(8,470)	(6,041)
Income taxes	25	—	—	—	—
Net income (loss)	936	(12,695)	(14,265)	(8,470)	6,041
Dividend related to convertible preferred stock	—	—	—	671	2,161
Net income (loss) attributable to common stockholders	$936	$(12,695)	$(14,265)	$(9,141)	$(8,202)
Basic and diluted net income (loss) attributable to common stockholders before extraordinary item	$0.04	$(0.58)	$(0.66)	$(0.56)	$(2.63)
Extraordinary item, net of income taxes	—	—	—	0.05	—
Basic and diluted net income (loss) attributable to common stockholders	$0.04	$(0.58)	$(0.66)	$(0.61)	$(2.63)
Shares used in computing basic net loss per share to common stockholders	22,323	21,952	21,631	15,052	3,118
Shares used in computing diluted net loss per share to common stockholders	23,982	21,952	21,631	15,052	3,118

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$27,206	$24,417	$35,505	$46,682	$6,864
Working capital	28,000	24,273	35,979	50,305	5,915
Total assets	31,403	31,193	43,387	57,435	11,368
Long term liabilities	—	486	—	—	2,959
Redeemable convertible preferred stock	—	—	—	—	16,594
Stockholders’ equity (deficit)	$30,059	$28,766	$40,925	$53,422	$(14,266)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements relate to future periods and include statements as to expected revenues and sources of revenues, future profitability, the reasonableness of our accounting assumptions and estimates, factors that may affect our gross margin, the effect of certain accounting principles on our consolidated financial statements, future sales to key customers, the level of export sales, the level of our research and development expense, development of new products, research and development in China, uses and adequacy of our current cash, cash equivalents and short-term investments, the impact of the adoption of accounting pronouncements, reliance on a small number of original equipment manufacturers, future orders of our products, our ability to compete, increasing competition in our markets and our competitors, sales to customers outside of the United States, effect of foreign currency exchange rates, and changes in interest rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to as slower than anticipated emergence of the interactive television market; the effect of the terrorist attacks in the United States and any resulting conflicts or similar events worldwide on our customers’ demand of our products; the impact of worldwide events on our operations in China; general economic conditions and specific conditions in the markets we address; dependence on a key customer or OEM; the loss of a key customer; decreases in sales to a key OEM; our ability to specify, develop or acquire, complete, introduce, market and transition to volume production new products and technologies in a timely manner; the volume of our product sales and pricing concessions on volume sales; the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products; purchases of capital assets; changes in our products or customer mix; the risk that excess inventory may result in write-offs, price erosion and decreased demand; the level of orders received that can be shipped in a fiscal quarter; the impact of foreign currency exchange rates; and the matters discussed in “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We design, develop and market display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital LCD, HD, and progressive-scan televisions.

We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the CyberPro 5600 family, introduced in calendar year 2003; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to end-users. We also generate revenues from licensing software, which we believe will continue to constitute a small percentage of total revenues in the future.

Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top four customers accounted for 15%, 12%, 12% and 10% of total revenues in the fiscal year ended March 31, 2004. Our top three customers accounted for 24%, 17% and 10% of total revenues in the fiscal year ended March 31, 2003. Our top two customers accounted for 62% and 14% of total revenues in the fiscal year ended March 31, 2002.

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

We have sustained operating losses on a quarterly and annual basis since inception. As of March 31, 2004, we had an accumulated deficit of approximately $62.0 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We anticipate lower revenues for at least the next several quarters as compared to the same period in the prior fiscal year. We believe that this is due to a slowdown in the interactive television industry caused by a slower than anticipated emergence of the interactive television market, a general industry inventory correction, delay in customer product introductions in order to incorporate additional third-party features, and general economic uncertainty.

In connection with the grant of stock options to employees, we have recorded stock-based compensation charge related to stock options granted below deemed fair market value cumulatively through March 31, 2003 of approximately $6.4 million. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant and it was fully amortized through March 31, 2003. There was no stock-based compensation charge in the fiscal year ended March 31, 2004.

We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development, and an office in Shenzen, People’s Republic of China, to provide complete system support including design and integration to our customers.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

•	Revenues. We recognize revenues from product sales upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We defer recognition of revenue on sales to distributors until products are resold by the distributor to the end user. As part of our revenue recognition policy, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized.

•	Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

•	Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets used in operations, including purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-live assets could be required.

Results of Operations

The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

	Year Ended March 31,
	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues:
Product sales	88%	79%	96%
Development contracts and other	12	21	4
Total revenues	100	100	100

Cost of revenues:
Product sales	53	65	72
Development contracts and other	4	4	1
Total cost of revenues	57	69	73
Gross profit	43	31	27

Operating expenses:
Research and development	295	402	107
Sales, general and administrative	116	159	43
Amortization of deferred stock compensation	—	27	13
Restructuring expenses	—	43	—
Total operating expenses	411	631	163
Operating loss	(368)	(600)	(136)
Other income (expense), net
Interest income	17	31	15
Interest expense	—	—	—
Gain on sale of software business	393	—	—
Other income (expense), net	410	31	15
Net income (loss) before taxes	42	(569)	(121)
Income taxes	1	—	—
Net income (loss)	41%	(569)%	(121)%

Results of Operations for the Fiscal Years Ended March 31, 2004, 2003 and 2002

Revenues. Revenues were $2.3 million, $2.2 million and $11.8 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Revenues were relatively flat in fiscal year 2004 compared to fiscal year 2003, and decreased by $9.6 million from fiscal year 2002 to fiscal year 2003. These decreases in revenues in fiscal years 2004 and 2003 compared to fiscal 2002 were primarily due to a slower than anticipated emergence of the interactive television market and general economic conditions in fiscal years 2004, 2003 and 2002. We generate most of our revenues from design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

Export revenues, consisting primarily of product sales and development contracts to OEMs, sales representatives and distributors in Asia, represented 76%, 86% and 32% of total revenues in fiscal years 2004, 2003 and 2002, respectively. All export revenues are denominated in United States dollars. We believe export sales will represent a majority of our revenues in the foreseeable future.

Gross margin. Gross margin increased to 43% in fiscal year 2004 compared to 31% in fiscal year 2003 primarily due to lower overhead burden and sale of inventories previously reserved for in fiscal year 2002. The reduction in overhead burden was due to lower headcount and facilities costs. Gross margin increased to 31% in fiscal year 2003 from 27% in fiscal year 2002 resulting from a write off of $2.1 million of slow moving inventory in fiscal year 2002 and from higher margin non-product revenues such as consulting revenue and software.

Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Historically, our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective multi-media display processors that process the rich media content available on the broadband network. We are now focusing our research and development efforts on display processors for the interactive television market.

Research and development expenses were $6.8 million, $9.0 million and $12.7 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The decrease in research and development expense in absolute dollars and as a percentage of revenues from fiscal 2003 to fiscal 2004 resulted from the sale of our software business unit to MediaTek, Inc. in July 2003, partially offset by a write-off in license technology. The decrease in research and development expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 resulted primarily from a reduction of our research and development operations in Santa Clara, California. We now employ 88 employees in research and development, of which 15 are located in the United States and 73 are located in the People’s Republic of China, compared to 276 employees in fiscal year 2002. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our activities in Santa Clara. In the foreseeable future, we expect research and development expenses in absolute dollars to slightly increase compared to the fourth quarter of fiscal 2004 expenses on an annualized basis.

Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $2.7 million, $3.5 million and $5.1 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The decreases in sales, general and administrative expenses from fiscal year 2002 to fiscal year 2003 and from fiscal year 2003 to fiscal year 2004 resulted from a reduction in workforce and other cost cutting measures. In a foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the costs of implementing the provisions as required by section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.0 million, $0.6 million and $1.6 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Gain on Sale of Software Unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the fiscal year ended March 31, 2004. Expenses related to this transaction amounted to $.9 million.

Restructuring Charges. During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building. The restructuring plan has been completed as of March 31, 2004.

The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License Technology	Leased Facilities	Severances and Benefits	Total
Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Non-cash charges	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)
Balance at March 31, 2003	—	23	—	23
Cash charges	—	(23)	—	—
Balance at March 31,2004	$—	$—	$—	$—

Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and the gain on sale of software unit. Other income, net was $9.5 million, $0.7 million and $1.8 million for fiscal years 2004, 2003 and 2002, respectively. Other income, net, generated in the fiscal years ended March 31, 2004 primarily resulted from a gain of $9.1 million on sale of our software business and software related assets to MediaTek, Inc. Other income, net, generated in the fiscal years ended March 31, 2003 and 2002, was primarily a result of interest income earned from our investments. Other income, net was further offset in fiscal years 2003 and 2002 by a lower return on our investments and declining levels of amount of cash and short-term investments.

Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. A provision for income tax for fiscal 2004 was recorded despite of prior years’ net operating losses. This was attributable to the US federal alternative minimum tax applied on the gain of the software business unit. We incurred operating losses for each of the fiscal years ended March 31, 2003 and 2002, and therefore made no provision for income tax in these fiscal years. As of March 31, 2004, we had federal and state net cumulative operating losses of approximately $44 million and $16 million, respectively, which are available to offset future taxable income. If not used, these net operating losses will expire through 2024 and 2014, respectively.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2004, net cash used in operating activities was $5.4 million, primarily due to operating loss of $8.5 million, a decrease in accrued expenses and accounts payable of $0.7 million, partially offset by a gain on sale of software unit of $9.1 million and non-cash expenses of $3.0 million and a decrease of $0.5 million in inventories. During the fiscal year ended March 31, 2003, net cash used in operating activities was $10.5 million, primarily due to net loss of $12.7 million, a decrease in accrued expenses and accounts payable of $0.9 million and an increase in accounts receivable of $0.2 million, partially offset by non-cash expenses of $2.0 million and decreases of $0.8 million and $0.5 million in prepaid expenses and other current assets, and inventories, respectively. During the fiscal year ended March 31, 2002, net cash used in operating activities was $8.0 million, primarily due to net loss of $14.3 million, a decrease in accrued expenses of $1.1 million, partially offset by non-cash expenses of $3.2 million and decreases of $1.8 million and $2.8 million in accounts receivable and inventories, respectively.

Cash flows used in investing activities were $2.4 million in the fiscal year 2004 compared to cash flows provided by investing activities of $15.3 million in fiscal year 2003. This decrease was primarily due to the purchase of investments offset by the proceeds from the sale of the software unit. Cash flows provided by investing activities were $15.3 million in the fiscal year 2003 compared to cash flows used in investing activities of $7.2 million in fiscal year 2002. This increase was primarily due to the sale of investments. As of March 31, 2004, we did not have any significant capital purchase commitments.

Net cash flows used in financing activities were $0.1 million and $0.2 million, including repayment of capital leases, for the fiscal years ended March 31, 2004 and 2003, respectively. They were attributable to payments of capital leases, partially offset by the proceeds from the sale of common stock under our Incentive Stock and Employee Stock Purchase Plans. Net cash flows provided by financing activities in fiscal 2002 resulted primarily from the proceeds from the sale of common stock under our Incentive Stock and Employee Stock Purchase Plans.

As of March 31, 2004, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at March 31, 2004 was $28.0 million.

The following represent our more significant working capital commitments:

We lease its facilities under non-cancelable operating leases expiring at various dates through July 2005. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. We lease certain fixed assets under capital leases expiring at various dates through February 2005. We place purchase orders with wafer foundries throughout our normal course of business. As of March 31, 2004, we had approximately $78,000 of outstanding purchase commitments with a supplier for the purchase of wafers and a packaging subcontractor. We expect to receive and pay for the wafers, within the next six months, from our existing cash balances. Future working capital commitments as of March 31, 2004 were as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases	Purchase Commitments	Total
2005	490	171	78	739
2006	—	47	—	47
Total minimum lease payments	490	218	78	786

Based on our current expectations, we believe that our cash and cash equivalents and short-term investment, which totaled $27.2 million at March 31, 2004, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the fiscal year ended March 31, 2004, excluding the cash received from the sale of our software business to MediaTek, we used $5.6 million of cash and cash equivalents and short-term investments.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Interim Financial Information (unaudited)

The following table presents selected unaudited quarterly results of operations data for each of the eight quarters in the period ended March 31, 2004. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and the necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly unaudited quarterly results of operation data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Total revenues	$580	$620	$628	$481
Gross margin	237	266	269	214
Net loss	(2,064)	7,442	(2,946)	(1,496)
Basic and diluted net loss per share	$(0.09)	$0.34	$(0.13)	$(0.07)
Diluted net loss per share	$(0.09)	$0.32	$(0.13)	$(0.07)
Shares used in computing basic net loss per share	22,145	22,198	22,374	22,500
Shares used in computing fully diluted net loss per share	22,145	23,612	22,374	22,500

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Total revenues	$706	$587	$438	$501
Gross margin	250	110	134	195
Net loss	(3,712)	(4,109)	(2,818)	(2,056)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.13)	$(0.09)
Shares used in computing basic and fully diluted net loss per share	21,983	21,969	21,948	22,012

FACTORS THAT MAY AFFECT RESULTS

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

We have incurred significant operating losses in each year since our inception , except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and display markets in 1996. We have incurred net losses of approximately $62.0 million from our inception in March 1993 through March 31, 2004. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of total revenues for the fiscal year ended March 31, 2004, respectively. Sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co, Ltd. represented 24%, 17% and 10% of our total revenues for the fiscal year ended March 31, 2003, respectively. Sales to Prediwave Corporation and Motorola Broadband accounted for approximately 62% and 14% of our total revenues for the fiscal year ended March 31, 2002, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to any key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2004, 2003 and 2002, research and development expenses represented 295%, 402% and 107% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

We depend on three independent foundries to manufacture our products based on our forecasts, which could result in an oversupply or undersupply of products.

We do not own or operate our own fabrication facility. We currently depend upon three outside foundries, United Manufacturing Corporation, or UMC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, both are located in Taiwan and HuaHong NEC in the People’s Republic of China. We do not have long term supply agreements with these foundries to manufacture our semiconductor products and each has limited manufacturing capacity.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure or inventory write-downs. For example, in fiscal 2002 we took a charge for slow moving inventory, which negatively impacted our gross margin for fiscal 2002. On the other hand, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.

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

Sales of our products to our OEM customers and to distributors located outside the United States accounted for 76%, 86% and 32% of our total revenues in fiscal years 2004, 2003 and 2002. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

Substantially all of our products are assembled by one of three subcontractors, two of which are located in Taiwan, and one in Shanghai, People’s Republic of China. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if either subcontractor experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.

Political instability in the People’s Republic of China or Taiwan could harm our manufacturing and research and development capabilities and negatively impact our product sales.

We operate our research and development facility in the People’s Republic of China. In addition, most all of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan. The political and economic conditions in the region, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot assure you that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tvia, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tvia, Inc. and its subsidiary at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 14, 2004

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,
	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$3,259	$11,080
Short term investments	23,947	13,337
Accounts receivable, net	295	331
Inventories	602	1,055
Prepaid expenses and other current assets	1,241	411
Total current assets	29,344	26,214
Property and equipment, net	1,947	3,209
Other assets	112	1,770
Total assets	$31,403	$31,193

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$201	$351
Accrued expenses	657	1,175
Short-term portion of capital leases	486	415
Total current liabilities	1,344	1,941
Long-term portion of capital leases	—	486
Total liabilities	1,344	2,427

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.001 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 125,000 shares authorized; 22,576 and 22,139 shares outstanding, respectively	23	22
Additional paid-in-capital	92,798	92,444
Accumulated comprehensive income	8	6
Accumulated deficit	(62,020)	(62,956)
Treasury stock	(750)	(750)
Total stockholders’ equity	30,059	28,766
Total liabilities and stockholders’ equity	$31,403	$31,193

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,
	2004	2003	2002
Revenues:
Product sales	$2,042	$1,771	$11,342
Development contracts and other	267	461	498
Total revenues	2,309	2,232	11,840

Cost of revenues:
Product sales (excluding amortization of deferred compensation of $0, $9 and $19, respectively)	1,235	1,460	8,522
Development contracts and other	88	83	109
Total cost of revenues	1,323	1,543	8,631
Gross profit	986	689	3,209

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $0, $155 and $590, respectively)	6,823	8,983	12,664
Sales, general and administrative (excluding amortization of deferred stock compensation of $0, $431and $963, respectively)	2,667	3,545	5,056
Amortization of deferred stock compensation	—	595	1,572
Restructuring charges	—	950	—
Total operating expenses	9,490	14,073	19,292
Operating loss	(8,504)	(13,384)	(16,083)

Other income (expense), net:
Interest income	401	703	1,818
Interest expense	(11)	(14)	—
Sale of software business	9,075	—	—
Other income (expense), net	9,465	689	1,818
Income (loss) before income taxes	961	(12,695)	(14,265)
Provision for income taxes	25	—	—
Net income (loss)	$936	$(12,695)	$(14,265)
Basic and diluted net income (loss) per share:	$0.04	$(0.58)	$(0.66)
Shares used in computing basic net income (loss)	22,323	21,952	21,631
Shares used in computing diluted net income (loss)	23,982	21,952	21,631

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Shares	Par Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at March 31, 2001	21,853,833	$22	$92,075	$(2,167)	$148	$(35,996)	$(660)	$53,422
Amortization of deferred stock compensation	—	—	—	1,572	—	—	—	1,572
Issuance of common stock under ESPP and through exercises of stock options	307,915	—	313	—	—	—	—	313
Unrealized loss on available-for-sale investments	—	—	—	—	(117)	—	—	(117)
Net loss	—	—	—	—	—	(14,265)	—	(14,265)
Balance at March 31, 2002	22,161,748	22	92,388	(595)	31	(50,261)	(660)	40,925
Amortization of deferred stock compensation	—	—	—	595	—	—	—	595
Purchase of treasury stock	(143,700)	—	—	—	—	—	(90)	(90)
Repurchase of common stock	(93,691)	—	(14)	—	—	—	—	(14)
Issuance of common stock under ESPP and through exercises of stock options	238,865	—	70	—	—	—	—	70
Unrealized loss on available-for-sale investments	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	(12,695)	—	(12,695)
Balance at March 31, 2003	22,163,222	22	92,444	—	6	(62,956)	(750)	28,766
Issuance of common stock under ESPP and through exercises of stock options	412,767	1	354	—	—	—	—	355
Unrealized gain on available-for-sale investments	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	936	—	936
Balance at March 31, 2004	22,575,989	$23	$92,798	$—	$8	$(62,020)	$(750)	$30,059

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$936	$(12,695)	$(14,265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,559	1,312	1,091
Amortization of deferred stock compensation	—	595	1,572
Write-down of license technology	1,449	69	500
Gain on sale of software unit	(9,075)	—	—
Changes in assets and liabilities:
Accounts receivable	36	(167)	1,777
Inventories	453	455	2,833
Prepaid expenses and other current assets	(80)	851	90
Accounts payable	(150)	(340)	(441)
Accrued expenses	(518)	(596)	(1,110)
Net cash used in operating activities	(5,390)	(10,516)	(7,953)

Cash Flows from Investing Activities:
Sale (purchase) of available-for-sale investments	(10,608)	15,698	(3,762)
Proceeds from sale of software unit	8,373	—	—
Purchase of property and equipment	(92)	(366)	(2,062)
Purchase of intangible assets	(44)	(27)	(1,358)
Net cash provided by (used in) investing activities	(2,371)	15,305	(7,182)

Cash Flows from Financing Activities:
Repayments of obligations under capital leases	(415)	(120)	—
Proceeds from issuance of common stock	355	56	313
Treasury stock repurchase	—	(90)	—
Net cash provided by (used in) financing activities	(60)	(154)	313
Net increase (decrease) in cash and cash equivalents	(7,821)	4,635	(14,822)
Cash and cash equivalents at beginning of period	11,080	6,445	21,267
Cash and cash equivalents at end of period	$3,259	$11,080	$6,445

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11	$14	$—
Acquisition of property and equipment under capital leases	$—	$1,021	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tvia, Inc. (“the Company” or “Tvia”) was incorporated in California in March 1993 and reincorporated as a Delaware corporation in August 2000. Tvia designs, develops and markets multi-media display processors for the advanced television and emerging interactive display markets. The Company’s products, which consist of integrated circuits and proprietary software, process video, graphics and audio signals from terrestrial broadcast, narrow band telephone lines, cable, satellite and Ethernet and blend them together on one or more displays for a high quality, customized and interactive viewing experience. The Company sells its multi-media display processors to manufacturers of advanced television and emerging interactive displays. The Company has a subsidiary in the People’s Republic of China that supports the Company’s research and development activities and performs product testing and sales and marketing functions.

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

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over the assets’ estimated useful life of two to five years. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Management has determined asset lives based on their historical experience of technical obsolescence of equipment and the short life of tooling that is specific to certain product families.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment. The Company reviews assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. If an asset is considered to be impaired, the impairment reflects the amount by which the carrying value of the asset exceeds its fair market value. The Company wrote off $1.5 million of licensed technology in the third quarter of fiscal year 2004.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end user. The Company warrants its products; warranty claims historically have been insignificant.

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

Income Taxes

Income taxes are accounted for on the asset and liability method. Under this method, deferred income taxes are recognized based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities under the provision of enacted tax laws. The effects of deferred taxes of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts expected to be realized.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and events from non-owner sources. The primary component of comprehensive income (loss) for the Company includes unrealized gains and losses are disclosed in the Consolidated Statement of Stockholders’ equity. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Year Ended March 31,
	2004	2003	2002
Net income (loss)	$936	$(12,695)	$(14,265)
Unrealized gain (loss) on available-for-sale investments	2	(25)	(117)
Comprehensive income (loss)	$938	$(12,720)	$(14,382)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to the stock-based employee compensation.

	For the Year Ended March 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss) as reported	$936	$(12,695)	$(14,265)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	595	1,572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,315)	(2,195)	(3,765)
Pro forma net income (loss)	$(379)	$(14,295)	$(16,458)
Basic and diluted net income (loss) per share:
As reported	$0.04	$(0.58)	$(0.66)
Pro forma	$(0.02)	$(0.65)	$(0.76)

Net Income (Loss) Per Share

Historical net income (loss) per share has been calculated in accordance with the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted income (loss) per share information

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

is the same as basic net income (loss) per share since common shares issuable upon conversion of stock options and warrants are antidilutive.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Balance Sheet Components (in thousands)

	March 31, 2004	March 31, 2003
Accounts receivable, net:
Accounts receivable	$298	$381
Less: Allowance for doubtful accounts	(3)	(50)
	$295	$331
Allowance for doubful accounts:
Balance at beginning of the year	$50	$112
Addition	15	8
Utilized	(62)	(70)
Balance at end of the year	$3	$50
Short-term investments:
U.S. government and agency securities	$6,000	$2,810
U.S. corporate and bank debt	17,947	10,527
	$23,947	$13,337
Inventories:
Raw materials	$165	$446
Work-in-process	42	3
Finished goods	395	606
	$602	$1,055

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Components (in thousands) (Continued)

	March 31, 2004	March 31, 2003
Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$39	$85
Machinery and equipment (Useful life of two to five years)	2,775	3,158
Software (Useful life of two to five years)	2,851	3,713
	5,665	6,956
Less: Accumulated depreciation and amortization	(3,718)	(3,747)
	$1,947	$3,209
Other assets:
License technology (Amortized over five years)	$81	$1,969
Less: Amortization	(1)	(231)
License technology, net	80	1,738
Deposits	32	32
	$112	$1,770

As a result of a recent change in the Company’s product focus, the Company wrote off a licensed technology which had a cost of $1.9 million and accumulated amortization of $0.4 million.

Accrued expenses:
Accrued compensation costs	$421	$593
Accrued software maintenance	13	99
Other	223	483
	$657	$1,175

4. Short-term Investments

The value of the Company’s investments by major security type is as follows:

	As of March 31, 2004
	Amortized Cost	Aggregate Fair Value	Unrealized Gain
	(In thousands)
U.S. government and agency securities	$6,000	$6,000	$—
U.S. corporate and bank debt	17,939	17,947	8
Total	$23,939	$23,947	$8

	As of March 31, 2003
	Amortized Cost	Aggregate Fair Value	Unrealized Gain
	(In thousands)
U.S. government and agency securities	$2,806	$2,810	$4
U.S. corporate and bank debt	10,525	10,527	2
Total	$13,331	$13,337	$6

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Sale of Software Business and Software-Related Assets

On July 3, 2003, the Company sold its software business and software-related assets to MediaTek, Inc for $10.0 million. The software assets were developed internally to support the Company’s products, including Home IT, advanced digital video broadcasting, MPEG 4 software, SDK software and software drivers. The development costs related to the software assets were expensed as incurred. Under the agreement, MediaTek granted to the Company a royalty-free license to continue to use those software assets to support its existing products and fulfill its maintenance obligations to its existing customers. The Company reported a gain of $9.1 million from this transaction in the results of operations in the fiscal year ended March 31, 2004. At March 31, 2004, $750,000 was in an escrow account and was received in April 2004.

6. Restructuring Charges

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

The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License Technology	Leased Facilities	Severances and Benefits	Total
Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Non-cash charges	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)
Balance at March 31, 2003	—	23	—	23
Cash charges	—	(23)	—	—
Balance at March 31,2004	$—	$—	$—	$—

7. Income Taxes

The Company recorded a provision of $25,000 for Federal alternative minimum tax and none for state and foreign income taxes in the fiscal year ended March 31, 2004. There were no provisions for income taxes in the fiscal years ended March 31, 2003 and 2002.

The components of the net deferred income tax asset were as follows:

	March 31,
	2004	2003
	(in thousands)
Net operating losses	$16,073	$16,052
Reserves and accruals not deductible for tax purposes	977	1,208
Available tax credit carryforwards	2,784	2,512
Other timing differences	1,870	1,775
	21,704	21,547
Valuation allowance	(21,704)	(21,547)
Net deferred tax asset	$—	$—

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

At March 31, 2004, the Company had net cumulative operating loss carryforwards for federal and state income tax reporting purposes of approximately $44 million and $16 million, respectively. The federal net operating loss carryforwards expire on various dates through 2024. The state net operating loss carryforwards expire on various dates through 2014. As of March 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $1.5 million and $1.6 million, respectively, available to offset future taxes. Utilization of net operating losses may be subject to annual limitations due to ownership change limitations imposed by the Internal Revenue Service and similar state provisions. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.

The China subsidiary of the Company has been granted a full exemption from Enterprise Income Tax (“EIT”) in accordance with the China Law of Enterprise Income Tax, for the first two years and a 50% reduction in EIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward (available for carry forward for a maximum of five years). As of March 31, 2004, no EIT was payable.

The difference between the actual tax provision (benefit) and the amount obtained by applying the U.S. Federal statutory rate to income (loss) before provision for income taxes (benefit) is as follows:

	March 31,
	2004	2003
Tax provision (benefit) at statutory rate	34.0%	(34.0%)
Net operating losses not currently benefited	0.0%	33.8%
Valuation allowance	25.4%	(1.5%)
Other	3.6%	1.7%
Utilization of net operating losses	(60.2%)	0.0%
	2.8%	0.0%

8. Earnings per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended March 31,
	2004	2003	2002
Net income (loss)	$936	$(12,695)	$(14,265)
Basic and diluted:
Weighted average shares of common stock outstanding	22,340	22,053	21,925
Less: Weighted average shares of common stock subject to repurchase	(17)	(101)	(294)
Weighted average shares used in computing basic net income (loss) per share	22,323	21,952	21,631
Diluted effect of common share equivalents	1,659	—	—
Weighted average shares used in computing diluted net income (loss) per share	23,982	21,952	21,631
Basic and diluted net income (loss) per share	$0.04	$(0.58)	$(0.66)
Options and warrants excluded from the computation Of diluted net income (loss) per share	1,364	4,710	4,162

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity and Employee Compensation Plans

Stock Option Plans

2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan

The 2000 Stock Incentive Plan (the “2000 Plan”) provides for the issuance of shares of the Company’s common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options. The 2000 Plan provides for the issuance of up to 2,333,333 shares of common stock, plus, commencing on January 1, 2001, annual increases equal to the lesser of 73,000 shares (amended on August 21, 2001 to 730,000 shares), 3% of the fully diluted outstanding common stock on January 1 of each year, or a lesser amount determined by the Board of Directors. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is no less than 85% of the fair market value on the date of grant. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant. As of March 31, 2004, 2,194,844 options were available for grant under the 2000 Plan.

In March 2000, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). A total of 333,333 shares (amended in May 2004 to 833,333 shares) of the Company’s common stock were reserved for issuance under the ESPP, plus, commencing on April 1, 2001, annual increases equal to the lesser of 83,333 shares, 3% of the outstanding common stock on such date, or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the six-month period at which an eligible employee is enrolled, or the end of each six-month offering period, whichever is lower. Employees purchased 117,745, 39,851 and 251,289 in fiscal 2004, 2003 and 2002, respectively. As of March 31, 2004, 589,047 shares were available for purchase under the ESPP.

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

1994 Stock Option Plan

The Stock Option Plan (the “1994 Plan”) provides for the issuance of options to acquire the Company’s common stock to directors, employees and consultants. The 1994 Plan provides for the issuance of incentive stock options or non-qualified stock options. Pursuant to the 1994 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity and Employee Compensation Plans (Continued)

options, the exercise price is no less than 85% of the fair market value on the date of grant. Options generally expire in 10 years. Options generally vest ratably over five years beginning the date of grant. In June 1999, all options outstanding under the 1994 Plan were cancelled and reissued under the 1999 Plan with the same terms and conditions as the previous options.

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

The following table summarizes activity under all of the Company’s stock option plans and out-of-plan options:

	Outstanding Options	Weighted Average Exercise Price
Balance at March 31, 2001	2,761,057	$4.97
Granted	2,530,324	1.66
Exercised	(56,623)	0.26
Cancellations	(1,073,105) (1)	6.51
Balance at March 31, 2002	4,161,653	2.62
Granted	2,233,401	0.86
Exercised	(199,014)	0.26
Cancellations	(1,746,232)	2.81
Balance at March 31, 2003	4,449,808	1.79
Granted	1,347,333	1.43
Exercised	(295,022)	0.64
Cancellations	(607,736)	1.88
Balance at March 31, 2004	4,894,383	$1.74

(1)	Includes 624,028 options cancelled pursuant to the Company’s agreements with certain officers and employees.

Options Outstanding			Options Exercisable
Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2004	Weighted Average Exercise Price
242,378	5.56	$0.27	242,378	$0.27
844,824	8.56	0.50	430,117	0.50
500,333	8.91	0.66	115,603	0.58
1,000,000	7.67	1.27	1,000,000	1.27
54,081	7.09	1.50	52,101	1.50
1,015,000	9.50	1.57	—	—
592,681	7.73	1.88	448,545	1.87
498,754	6.46	4.60	472,476	4.70
111,665	6.01	8.86	111,039	8.86
34,667	6.33	11.00	31,775	11.00
4,894,383	8.06	$1.74	2,904,034	$2.10

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity and Employee Compensation Plans (Continued)

The weighted average fair values of options granted in fiscal years 2004, 2003 and 2002 were $1.43, $0.86 and $1.66, respectively. The fair value of each option grant and stock purchase right is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Incentive Plans March 31,
	2004	2003	2002
Risk-free Interest Rate	2.65%	1.25%	4.12%
Expected Life of Options from Grant Date	4 years	4 years	4 years
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Stock Volatility	92.0%	90.0%	115.0%

	Employee Stock Purchase Plans March 31,
	2004	2003	2002
Risk-free Interest Rate	0.94%	1.25%	2.71%
Expected Life of Options from Grant Date	0.5 years	0.5 years	0.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Stock Volatility	85.0%	90.0%	54.0%

The weighted average fair values of the purchase rights granted in fiscal years 2004, 2003 and 2002 were $0.48, $0.18 and $1.59, respectively.

Deferred Stock Compensation

Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the individual award, generally four years. This method is in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company had not recorded any unearned stock-based compensation in the fiscal years ended March 31, 2004, 2003 and 2002, and has amortized deferred stock compensation of $0.0 million, $0.6 million and $1.6 million, in these periods, respectively.

Stock Repurchase Agreements

In connection with the exercise of options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any shares at the original exercise price of the shares upon termination of employment. The repurchase right lapses ratably over the vesting term of the original grant. As of March 31, 2004, no shares were subject to repurchase by the Company.

401(k) Plan

The Company maintains a retirement and deferred savings plan for its employees in the United States of America (the “401(k) Plan”), who meet certain age and service requirements. The 401(k) Plan provided that each participant may defer up to 15% of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law, with the Company contributing a matching 25 percent of their contribution, up to 3 percent of their annual compensation. Substantially all of the Company’s employees are eligible to participate in the Tvia 401(k) Plan. The Company contributed $59,000, $98,000 and $37,000 to the 401(k) Plan for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Concentration of Certain Risks

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

Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Year Ended March 31,
	2004	2003	2002
Customer A	15%	17%	*
Customer B	12%	24%	*
Customer C	12%	*	*
Customer D	10%	*	*
Customer E	*	10%	*
Customer F	*	*	62%
Customer G	*	*	14%

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

As of March 31, 2004 and 2003, accounts receivable were concentrated with customers as follows:

	March 31,
	2004	2003
Accounts Receivable:
Customer A	20%	*
Customer B	15%	*
Customer C	*	48%
Customer D	17%	22%
Customer E	*	21%

(* = less than 10%)

The Company recorded bad debt expense of $15,000 and $8,000 for fiscal years 2004 and 2003, respectively.

Vendor Concentration

The Company does not own or operate a fabrication facility, and accordingly relies substantially on three outside foundries, United Manufacturing Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Corporation (“TSMC”), both are located in Taiwan and HuaHong NEC in the People’s Republic of China, to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business,

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Concentration of Certain Risks (Continued)

financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Substantially all of the Company’s products are assembled and tested by one of three third-party subcontractors, Siliconware Precision Industries Ltd., and Advance Semiconductor Engineering, Inc., both located in Taiwan, and Belling Corp., Ltd. in the People’s Republic of China. The availability of assembly and testing services from these subcontractors could be adversely affected in the event any subcontractor experiences financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity. As a result of this reliance on third-party subcontractors for assembly and testing of its products, the Company cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the cost of manufacture, assembly or testing of the Company’s products.

11. Segment and Geographic Information

The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

The Company has operations in the United States and China. The operating expenses of the China subsidiary for the years ended March 31, 2004, 2003 and 2002, and the total assets as of the respective dates in China were not material to the Company’s consolidated financial statements.

The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Year Ended March 31,
	2004	2003	2002
United States	24%	14%	68%
Europe	24%	35%	*
Taiwan	18%	25%	22%
Japan	15%	16%	*
Korea	*	10%	*

(* Less than 10%)

12. Commitments and Contingencies

Stock Repurchase

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of March 31, 2004, the Company acquired 143,700 shares on the open market that it holds as treasury stock.

On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of March 31, 2004, we had not repurchased any shares of common stock under this program.

Litigation

The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Leases Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the years ended March 31, 2004, 2003 and 2002, were approximately $0.2 million, $0.6 million and $0.6 million, respectively.

The Company leases certain fixed assets under capital leases expiring at various dates through February 2005.

Future payments due under leases as of March 31, 2004 are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2005	$490	$171
2006	—	47
Total minimum lease payments	490	$218
Less: Amount representing interest	(4)
Present value of minimum payments	486
Less: Current portion	(486)
Long-term portion	$—

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 8A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders to be held on August 4, 2004 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James Bunker (Chairperson), R. David Dicciocio and Mark Mangiola, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that R. David Dicciocio and Mark Mangiola are each an “audit committee financial expert” as defined SEC regulations.

The Company’s Board of Directors adopted a Code of Ethics for all of its directors and officers on March 22, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.tvia.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics on the Company’s website at http://www.tvia.com.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” and “Election of Directors —Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of March 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	3,894,383	(1)	$1.94	2,850,891
Equity compensation plans not approved by security holders	1,214,997	(2)(3)(4)	$1.68	—
Totals	5,109,380		$1.96	2,850,891	(5)

(1)	Includes shares to be issued upon exercise of outstanding options and warrants granted under the 1999 Plan and the 2000 Plan. Options or warrants to purchase shares of the Company’s Common Stock are no longer granted under the 1999 Plan.

(2)	In November 2001, the Company issued two out-of-plan non-qualified options. The first grant is for 800,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. The option vests over a four year period. The second grant is for 200,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. If certain performance objectives are met, the second option will vest ratably over 48 months beginning on the last day of the first month following the first anniversary of the vesting commencement date. If the performance objectives are not met, the option will vest in full on the sixth anniversary of the vesting commencement date.

(3)	Includes warrants to purchase 26,666 and 166,665 shares of Common Stock at exercise prices of $3.00 and $3.75 per share, respectively. The warrants were issued between December 1997 and January 2000 to related party guarantors of loans previously incurred by the Company. The loans were repaid. Each of the warrants has a term of five years and terminates between April 2004 and January 2005.

(4)	Includes warrants to purchase 13,333 and 8,333 shares of Common Stock at exercise prices of $3.00 and $3.75 per share, respectively. The warrants were issued to a bank in June 1999 and in December 1999 in connection with loans previously incurred by the Company. The loans were repaid. The warrants have a term of five years and terminate in June 2004 and December 2004.

(5)	Includes 589,047 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on April 1, of every year, by the lesser of: 83,333 shares; 3% of the outstanding Common Stock on such date; or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s Common Stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the six-month period at which an eligible employee is enrolled, or the end of each six-month offering period, whichever is lower.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the captions “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Ratification of Independent Auditors — Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” contained in the Proxy Statement.

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

On February 3, 2004, the Company furnished a current report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for the quarter ended December 31, 2003.

(c)	Exhibits

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii).1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2
Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

Exhibit Number	Description of Document
4.3	Warrant to Purchase Stock issued April 30, 1999 to James Mah (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.4	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.5	Warrant to Purchase Stock issued July 8, 1998 to C. Y. Lee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.6	Warrant to Purchase Stock issued December 30, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024))
4.7	Warrant to Purchase Stock issued January 25,2000 to C.Y. Lee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.8	Warrant to Purchase Stock issued January 25, 2000 to James Mah (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc.
10.4	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5	TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.6	UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.7#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9
Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

10.10
First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

10.11
Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

10.12#
Promissory Note entered by and between the Company and Jack Guedj dated April 11, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

Exhibit Number	Description of Document
10.13#
Option Agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

10.14#
Option agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

10.15†
Technology License Agreement by and between the Company and Oak Technology, Inc. dated December 29, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.16†
Addendum to Technology License Agreement by and between the Company and Oak Technology, Inc. dated April 25, 2001(incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.17#
Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 53 of this Form 10-K).
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial Officer
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.

(d)	Financial Statement Schedules.

See Item 15(a)(1) and (a)(2) above.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Tvia, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 14, 2004 appearing in this Annual Report on Form 10-K of Tvia, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 14, 2004

TVIA, INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended March 31, 2004 Allowance for doubtful accounts	$50	$15	$62	$3

Year Ended March 31, 2003 Allowance for doubtful accounts	$112	$8	$70	$50

Year Ended March 31, 2002 Allowance for doubtful accounts	$439	$100	$427	$112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVIA, INC.

Date: June 21, 2004

By /s/ ELI PORAT

Eli Porat
Chief Executive Officer and President

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

Name	Title	Date
/s/ ELI PORAT Eli Porat	Chief Executive Officer and President (Principal Executive Officer)	June 21, 2004

/s/ ARTHUR NGUYEN Arthur Nguyen	Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2004

/s/ KENNY LIU Kenny Liu	Chairman of the Board	June 21, 2004

/s/ STEVEN CHENG Steven Cheng	Director	June 21, 2004

/s/ JAMES BUNKER James Bunker	Director	June 21, 2004

/s/ MARK MANGIOLA Mark Mangiola	Director	June 21, 2004

/s/ R. DAVID DICIOCCIO R. David Dicioccio	Director	June 21, 2004

Exhibit Index

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii).1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2
Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

4.3	Warrant to Purchase Stock issued April 30, 1999 to James Mah (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.4	Warrant to Purchase Stock issued June 21, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.5	Warrant to Purchase Stock issued July 8, 1998 to C. Y. Lee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.6	Warrant to Purchase Stock issued December 30, 1999 to Far East National Bank (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-34024))
4.7	Warrant to Purchase Stock issued January 25,2000 to C.Y. Lee (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.8	Warrant to Purchase Stock issued January 25, 2000 to James Mah (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc.
10.4	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5	TSMC Terms and Conditions dated November 15, 1999 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.6	UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.7#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9
Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

Exhibit Number	Description of Document
10.10
First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

10.11
Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

10.12#
Promissory Note entered by and between the Company and Jack Guedj dated April 11, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.13#
Option Agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

10.14#
Option agreement between the Company and Eli Porat dated November 30, 2001(incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

10.15†
Technology License Agreement by and between the Company and Oak Technology, Inc. dated December 29, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.16†
Addendum to Technology License Agreement by and between the Company and Oak Technology, Inc. dated April 25, 2001(incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.17#
Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002(incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 53 of this Form 10-K).
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Chief Financial Officer
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.