Form 10-Q
period 2004-06-30
TVIA INC
filed 2004-08-06
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

On July 31, 2004, 22,723,350 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	JUNE 30,	MARCH 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$3,259
Short-term investments	24,182	23,947
Accounts receivable, net	345	295
Inventories	709	602
Prepaid expenses and other current assets	454	1,241

Total current assets	27,929	29,344
Property and equipment, net	1,737	1,947
Other assets	106	112

Total assets	$29,772	$31,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$201
Accrued liabilities and other	615	657
Capital lease obligations	371	486

Total current liabilities	1,246	1,344

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,723 and 22,576 shares outstanding, respectively	23	23
Additional paid-in-capital	92,906	92,798
Accumulated comprehensive income (loss)	(108)	8
Accumulated deficit	(63,545)	(62,020)
Treasury stock	(750)	(750)

Total stockholders’ equity	28,526	30,059

Total liabilities and stockholders’ equity	$29,772	$31,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	FOR THE THREE MONTHS
	ENDED JUNE 30,
	2004	2003
Total revenues	$528	$580
Cost of revenues	292	343

Gross profit	236	237

Operating expenses:
Research and development	1,199	1,660
Sales, general and administrative	661	735

Total operating expenses	1,860	2,395

Operating loss	(1,624)	(2,158)
Interest income	99	94

Net loss	$(1,525)	$(2,064)

Basic and diluted net loss per share	$(0.07)	$(0.09)

Shares used in computing basic and diluted net loss per share	22,675	22,145

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	FOR THE THREE
	MONTHS ENDED
	JUNE 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,525)	$(2,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	440
Change in assets and liabilities:
Accounts receivable	(50)	63
Inventories	(107)	166
Prepaid expenses and other current assets	35	(29)
Accounts payable	59	(180)
Accrued liabilities and other	(42)	(264)

Net cash used in operating activities	(1,319)	(1,868)

Cash flows from investing activities:
Sales of available-for-sale investments	1,099	(4,698)
Purchases of available-for-sale investments	(1,450)	500
Proceeds from sale of software unit	752	—
Purchases of license technology	—	(44)
Purchases of property and equipment	(95)	(3)
Restricted cash	—	(600)
Advance cash received from sale of software unit	—	5,533

Net cash provided by investing activities	306	688

Cash flows from financing activities:
Proceeds from issuance of common stock	108	18
Repayment of capital leases	(115)	(149)

Net cash used by financing activities	(7)	(131)

Decrease in cash and cash equivalents	(1,020)	(1,311)
Cash and cash equivalents at beginning of period	3,259	11,080

Cash and cash equivalents at end of period	$2,239	$9,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – INTERIM STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2004, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2004.

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

Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment securities with original or remaining maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designations as of each balance sheet date. To date, all short-term investments have been categorized as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive income in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market value and include materials, labor and overhead. Allowances are made to reduce excess inventories to their estimated net realizable values when required. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable value would change in the near term.

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

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity during a period from transactions and events from non-owner sources. The primary component of comprehensive income (loss) for the Company includes unrealized gains and losses are disclosed in the Consolidated Statement of Stockholders’ Equity. A summary of comprehensive loss is as follows (in thousands):

	For the Three Months
	Ended June 30,
	2004	2003
Net loss	$(1,525)	$(2,064)
Change in unrealized gain (loss) on available-for-sale investments	(116)	20

Comprehensive loss	$(1,641)	$(2,044)

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services” (“EITF 96-18”). Under SFAS No. 123, SFAS No.148 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock-based employee compensation.

	For the Three Months Ended
	June 30,
	2004	2003
	(In thousands, except per share data)
Net loss as reported	$(1,525)	$(2,064)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(355)	(253)

Pro forma net loss	$(1,880)	$(2,317)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.09)
Pro forma	$(0.08)	$(0.10)

Net Loss Per Share

     Net loss per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net loss per share relating to these securities were 4,864,576 and 4,499,195 with an average exercise price of $1.84 and $1.98 for the three months ended June 30, 2004 and 2003, respectively.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the three months
	ended June 30,
	2004	2003
Net loss	$(1,525)	$(2,064)

Basic and diluted:
Weighted average shares of common stock outstanding	22,675	22,169
Less: Weighted average shares of common stock subject to repurchase	—	(24)

Weighted average shares used in computing basic and diluted net loss per share	22,675	22,145

Basic and diluted net loss per share	$(0.07)	$(0.09)

Recent Accounting Pronouncements

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

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

Note 3. Balance Sheet Components (in thousands)

	June 30,	March 31,
	2004	2004
Accounts receivable, net:
Accounts receivable	$348	$298
Less: Allowance for doubtful accounts	(3)	(3)

	$345	$295

Allowance for doubtful accounts:
Balance at beginning of the year	$3	$50
Addition	—	15
Utilized	—	(62)

Balance at end of the year	$3	$3

Inventories:
Raw materials	$131	$165
Work-in-process	253	42
Finished goods	325	395

	$709	$602

Property and equipment, net:
Furniture and fixtures (Useful lives of two years)	$39	$39
Machinery and equipment (Useful lives of two to five years)	2,870	2,775
Software (Useful lives of two to five years)	2,851	2,851

	5,760	5,665
Less: Accumulated depreciation and amortization	(4,023)	(3,718)

	$1,737	$1,947

	June 30,	March 31,
	2004	2004
Other assets:
License technology (Amortized over five years)	$81	$81
Less: Amortization	(7)	(1)

License technology, net	74	80
Deposits	32	32

	$106	$112

Accrued expenses:
Accrued compensation costs	$525	$421
Accrued software maintenance	—	13
Other	90	223

	$615	$657

4. Short-term Investments

The value of the Company’s investments by major security type is as follows:

	As of June 30, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss
	(In thousands)
Government and agency securities	$6,000	$5,973	$—	$27
US corporate and bank debt	18,290	18,209	—	81

Total	$24,290	$24,182	$—	$108

	As of March 31, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss
	(In thousands)
Government and agency securities	$6,000	$6,000	$—	$—
US corporate and bank debt	17,939	17,947	8	—

Total	$23,939	$23,947	$8	$—

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

Significant customers

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Months
	Ended June 30,
	2004	2003
Customer A	35%	27%
Customer B	20%	11%
Customer C	*	15%
Customer D	*	14%
Customer E	*	12%

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

     Accounts receivable were concentrated with customers as follows:

	June 30,	June 30,
	2004	2003
Accounts Receivable:
Customer A	53%	59%
Customer B	12%	*
Customer C	*	13%

(* = less than 10%)

Vendor Concentration

     The Company does not own or operate a fabrication facility, and accordingly relies substantially on three outside foundries, United Manufacturing Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Corporation (“TSMC”), both are located in Taiwan and Huahong NEC in the People’s Republic of China to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

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

     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months
	Ended June 30,
	2004	2003
Europe	36%	38%
Japan	20%	11%
United States	13%	18%
Taiwan	*	20%
Korea	*	12%

Note 7. Commitments and Contingencies

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. This program does not have a stock repurchase maximum amount or an expiration date. As of June 30, 2004, the Company acquired 143,700 shares on the open market that it holds as treasury stock.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of June 30, 2004, we had not repurchased any shares of common stock under this program.

Litigation

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Lease Commitments

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. The Company leases certain fixed assets under capital leases expiring at various dates through February 2005.

     Future payments due under capital and operating leases as of June 30, 2004 are as follows (in thousands):

Fiscal	Capital	Operating
Year	Leases	Leases
2005	$375	$129
2006	—	47

Total minimum lease payments	375	$176

Less: Amount representing interest	(4)

Present value of minimum payments	371
Current portion	$371

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding revenues and sources of revenues, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Performance.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2004. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions, as well as statements regarding Tvia’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

          Approximately 87% and 82% of our total revenues for the three months ended June 30, 2004 and 2003, respectively, were derived from customers located outside the United States. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top two customers, including distributors, accounted for 55% of total revenues in the three months ended June 30, 2004. Our top five customers, including distributors, accounted for 79% of total revenues in the three months ended June 30, 2003.

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

          We have sustained operating losses on a quarterly and annual basis since inception. As of June 30, 2004, we had an accumulated deficit of approximately $63.5 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

          We anticipate flat revenues or a small increase the next quarter as compared to the same period in the prior fiscal year. We believe that it will take time for customers to ramp up production of digital television, while the interactive television industry is not expected to recover for one to two years. Due to anticipated flat revenues, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended June 30, 2004 for the next quarter.

          We have a subsidiary in Hefei, People’s Republic of China, which performs final test, sales and research and development activities.

Critical Accounting Policies

     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2004. Critical accounting policies affecting us have not changed materially since March 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the three months ended
	June 30,
	2004	2003
Revenues	100%	100%
Cost of revenues	55	59

Gross profit	45	41

Operating expenses:
Research and development	227	286
Sales, general and administrative	125	127

Total operating expenses	352	413

Operating loss	(307)	(372)
Interest income	19	16

Net loss	(288)%	(356)%

     Revenues. Revenues decreased to $528,000 in the three months ended June 30, 2004 compared to $580,000 in the three months ended June 30, 2003. The decrease was primarily due to a slower than anticipated emergence of the interactive television market and weak global general economic conditions. Revenues from SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 35% and 20%, respectively, of total revenues for the three months ended June 30, 2004. Revenues from SMS Electronics, Ltd., iVAST Inc., Weikeng Industrial, Ltd., Micro Network Korea Co., Ltd. and Kanematsu Devices Corporation accounted for 27%, 15%, 14%, 12% and 11%, respectively, of total revenues for the three months ended June 30, 2003.

     Gross margin. Gross margin for the three months ended June 30, 2004 was 45% compared to 41% in the same period of fiscal 2004. The increase in gross margin resulted primarily from lower overhead burden. The reduction in overhead burden was due to lower headcount and facilities costs. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the internet and the broadband network. Research and development expenses decreased to $1.2 million in the three months ended June 30, 2004 from $1.7 million in the three months ended June 30, 2003. Research and development expenses as a percentage of total revenues were 227% in the first three months ended June 30, 2004 compared to 286% in the same period of fiscal 2004. The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the first three months ended June 30, 2004 compared to the same period of fiscal 2004 is attributable primarily to lower headcount resulting from the sale of our software unit to Mediatek, Inc. in July 2003. Headcount in research and development decreased from 208 in June 2003 to 92 in June 2004. We expect absolute research and development expenses in the next quarter to slightly increase compared to the quarter ended June 30, 2004.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $0.7 million and $0.7 million in the three months ended June 30, 2004 and 2003, respectively. Sales, general and administrative expenses as a percentage of total revenues was 125% in the first three months of fiscal year 2005 compared to 127% in the same period of fiscal year 2004. The decrease in sales, general and administrative expenses in absolute dollars and as a percentage of revenues resulted from a reduction in workforce and other cost cutting measures. Headcount in sales, general and administrative decreased from 25 in June 2003 to 21 in June 2004. We expect that sales, general and administrative expenses in the next quarter will be approximately at the same level as the quarter ended June 30, 2004.

     Interest income. Interest income was $99,000 for the three months ended June 30, 2004, compared to $94,000 for the three months ended June 30, 2003. The increase resulted from higher cash and investment balances.

     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three months ended June 30, 2004 and 2003, and therefore made no provision for income tax in these periods.

Liquidity and Capital Resources

     During the three months ended June 30, 2004, we used $1.3 million of cash and cash equivalents in our operating activities as compared to $1.9 million during the three months ended June 30, 2003. Cash used in operations during the three months ended June 30, 2004 resulted primarily from net loss of $1.5 million and an increase in inventories of $0.1 million partially offset by non-cash items of depreciation and amortization of $0.3 million. Cash used in operations during the three months ended June 30, 2003 resulted primarily from net loss of $2.1 million partially offset by non-cash items of depreciation and amortization of $0.4 million and a decrease in accrued liabilities and other of $0.3 million.

     Cash flows provided by investing activities were $0.3 million during the three months ended June 30, 2004 compared to $0.7 million during the three months ended June 30, 2003. This decrease was primarily due to the net purchase of investments offset by a portion of the proceeds from the sale of the software unit. As of June 30, 2004, we did not have any significant capital purchase commitments.

     Net cash flows used in financing activities were none and $0.1 million for the three months ended June 30, 2004 and 2003, respectively. They were attributable to payments of capital leases, partially offset by the proceeds from the sale of common stock under our Incentive Stock and Employee Stock Purchase Plans.

     As of June 30, 2004, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at June 30, 2004 was $26.7 million.

     The following represent our significant working capital commitments:

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of June 30, 2004, the Company acquired 143,700 shares on the open market that it holds as treasury stock. At the June 30, 2004 stock price, the proceeds to be used to acquire up to 56,300 shares of the Company’s common stock will have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of June 30, 2004, we had not repurchased any shares of common stock under this program.

Lease Commitments

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. Future payments due under capital and operating leases as of June 30, 2004 are as follows (in thousands):

Fiscal	Capital	Operating
Year	Leases	Leases
2005	$375	$129
2006	—	47

Total minimum lease payments	375	$176

Less: Amount representing interest	(4)

Present value of minimum payments	371
Current portion	$371

     As of June 30, 2004, we had approximately $169,000 of outstanding purchase commitments with a supplier for the purchase of wafers and a packaging subcontractor. We expect to receive and pay for the wafers, within the next six months, from our existing cash balances.

     Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investment, which totaled $26.4 million at June 30, 2004, will be sufficient to meet our working capital and capital requirements through at least the next twelve months.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and emerging interactive display markets in 1996. We have incurred net losses of approximately $63.5 million from our inception in March 1993 through June 30, 2004. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Because the emergence of the interactive television market has been slower than anticipated, we may not be able to sell our multimedia display processors or sustain our business.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales from SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 35% and 20% of total revenues for the three months ended June 30, 2004, respectively. Sales from SMS Electronics, Ltd., iVAST, Inc., Weikeng Industrial, Ltd., Micro Network Korea Co., Ltd. and Kanematsu Devices Corporation accounted for 27%, 15%, 14%, 12% and 11% of total revenues for the three months ended June 30, 2003, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2004, 2003 and 2002 and the three months ended June 30, 2004 and 2003, research and development expenses represented 295%, 402%, 107%, 227% and 286% of our revenues, respectively. We expect to continue to spend substantial financial and other resources on developing and introducing new products and services. While we have implemented actions to reduce our operating expenses, and our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

     We do not own or operate our own fabrication facility. We currently depend upon three outside foundries, United Manufacturing Corporation, or UMC, and Taiwan Semiconductor Manufacturing Corporation, or TSMC, both are in Taiwan, and HuaHong NEC in the People’s Republic of China. We do not have long term supply agreements with these foundries to manufacture our semiconductor products. Both of these foundries are located in Taiwan and each has limited manufacturing capacity.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 76%, 86%, 32%, 87% and 82% of our total revenues in fiscal years 2004, 2003 and 2002 and three months ended June 30, 2004 and 2003, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

     The primary customers for our products are companies in the advanced television and emerging display device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has experienced a recession, which has negatively impacted our business and operating results. A further decline in the United States economy could result from further terrorist attacks in the United States. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and perspective customers may continue to reduce their design budgets or delay implementation of our products, which could further harm our business and operating results.

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

     We have in the past and may in the future experience rapid growth and expansion in our business and operations. Our growth has placed a significant strain on our administrative, operational and financial resources and increased demands on our systems and controls. Our future growth may require the implementation of a variety of new and upgraded operational and financial systems, procedures and controls, including improvement of our accounting and other internal management systems, all of which may require substantial managerial effort. We cannot assure you that these efforts would be accomplished successfully. Our growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel, and may require that we recruit, hire and train a substantial number of new personnel. Our failure to manage our past and future growth could prevent us from successfully achieving market acceptance for our products, disrupt our operations, delay our expansion and harm our business.

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

     Substantially all of our products are assembled by one of three subcontractors, two of which are located in Taiwan and one in Shanghai, People’s Republic of China. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if either subcontractor experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2004. Our exposure to market risk has not changed materially since March 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On August 3, 2004, we held our 2004 Annual Meeting of Stockholders at which our stockholders approved the following:

(a)	Election of the two Class I directors to serve until the 2007 Annual Meeting of Stockholders and thereafter until the successors are elected and qualifies:

	For	Withheld
R. David Dicioccio	18,417,406	18,400
Eli Porat	18,413,901	21,905

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain
18,422,341	11,500	1,965

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On May 5, 2004, the Company filed a Current Report on Form 8-K to furnish the press release issued on May 5, 2004 entitled “Tvia, Inc. Reports Results for Fourth Quarter and Year Ended March 31, 2004.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

August 6, 2004	By:	/s/	Arthur Nguyen

Arthur Nguyen Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

CERTIFICATION

     Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Tvia, Inc. (“Tvia”), that, to his knowledge, the Quarterly Report of Tvia on Form 10-Q for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Tvia.

Date: August 6, 2004	By:	/s/ Eli Porat

Eli Porat
Chief Executive Officer and President

Date: August 6, 2004	By:	/s/ Arthur Nguyen

Arthur Nguyen
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.