Form 10-Q
period 2004-09-30
TVIA INC
filed 2004-11-12
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (   ) No (X)

On October 31, 2004, 22,808,450 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	SEPTEMBER 30,	MARCH 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,012	$3,259
Short-term investments	21,780	23,947
Accounts receivable, net	365	295
Inventories	642	602
Prepaid expenses and other current assets	736	1,241

Total current assets	26,535	29,344
Property and equipment, net	1,537	1,947
Other assets	54	112

Total assets	$28,126	$31,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160	$201
Accrued liabilities and other	681	657
Short-term portion of capital leases	255	486

Total current liabilities	1,096	1,344

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 22,807 and 22,576 shares outstanding, respectively	23	23
Additional paid-in-capital	92,965	92,798
Accumulated comprehensive income (loss)	(65)	8
Accumulated deficit	(65,143)	(62,020)
Treasury stock	(750)	(750)

Total stockholders’ equity	27,030	30,059

Total liabilities and stockholders’ equity	$28,126	$31,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Total revenues	$617	$620	$1,145	$1,200
Cost of revenues	351	354	643	697

Gross profit	266	266	502	503

Operating expenses:
Research and development	1,311	1,389	2,510	3,049
Sales, general and administrative	653	610	1,314	1,345

Total operating expenses	1,964	1,999	3,824	4,394

Operating loss	(1,698)	(1,733)	(3,322)	(3,891)
Interest income	100	100	199	194
Gain from sale of software unit	—	9,075	—	9,075

Net income (loss)	$(1,598)	$7,442	$(3,123)	$5,378

Basic net income (loss) per share	$(0.07)	$0.34	$(0.14)	$0.24

Diluted net income (loss) per share	$(0.07)	$0.32	$(0.14)	$0.23

Shares used in the per share calculation:
Basic	22,731	22,198	22,703	22,171

Diluted	22,731	23,612	22,703	23,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	FOR THE SIX MONTHS
	ENDED
	SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,123)	$5,378
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	595	868
Write-down of license technology	81	—
Change in assets and liabilities:
Accounts receivable	(70)	144
Inventories	(40)	404
Other current assets	(270)	(4,065)
Accounts payable	(41)	(59)
Accrued liabilities and other	24	(394)

Net cash provided by (used in) operating activities	(2,844)	2,276

Cash flows from investing activities:
Sales of available-for-sale investments	6,554	18,950
Purchases of available-for-sale investments	(4,460)	(27,719)
Proceeds from sale of software unit	753	—
Purchases of license technology	—	(44)
Purchases of property and equipment	(186)	(45)
Proceeds from disposal of fixed assets	—	46

Net cash provided by (used in) investing activities	2,661	(8,812)

Cash flows from financing activities:
Proceeds from issuance of common stock	167	200
Repayment of capital lease obligations	(231)	(297)

Net cash used by financing activities	(64)	(97)

Decrease in cash and cash equivalents	(247)	(6,633)
Cash and cash equivalents at beginning of period	3,259	11,080

Cash and cash equivalents at end of period	$3,012	$4,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – INTERIM STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market value and include materials, labor and overhead. Allowances when required are made to reduce excess and obsolete inventories to their estimated net realizable values.

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

Income Taxes

     Income taxes are accounted for on the asset and liability method. Under this method, deferred income taxes are recognized based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities under the provisions of enacted tax laws. The effect on deferred taxes of a change in tax rate is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts expected to be realized.

Comprehensive Income (Loss)

     Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive income (loss) is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,598)	$7,442	$(3,123)	$5,378
Unrealized gain (loss) on available-for-sale investments	43	(31)	(73)	(11)

Comprehensive income (loss)	$(1,555)	$7,411	$(3,196)	$5,367

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

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(1,598)	$7,442	$(3,123)	$5,378
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(603)	(253)	(958)	(506)

Pro forma net income (loss)	$(2,201)	$7,189	$(4,081)	$4,872

Basic net income (loss) per share:
As reported	$(0.07)	$0.34	$(0.14)	$0.24
Pro forma	$(0.10)	$0.32	$(0.18)	$0.22
Diluted net income (loss) per share:
As reported	$(0.07)	$0.32	$(0.14)	$0.23
Pro forma	$(0.10)	$0.30	$(0.18)	$0.21

Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 5,845,259 and 5,845,259 for the three and six months ended September 30, 2004, respectively, compared to 1,365,443 and 2,517,897 for the same periods in fiscal year 2004.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	For the three months		For the six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,598)	$7,442	$(3,123)	$5,378

Basic and diluted:
Weighted average shares of common stock outstanding	22,731	22,218	22,703	22,193
Less: Weighted average shares of common stock subject to repurchase	—	(20)	—	(22)

Weighted average shares used in computing basic net income (loss) per share	22,731	22,198	22,703	22,171
Diluted effect of common share equivalents	—	1,414	—	1,084

Weighted average shares used in computing diluted net income (loss) per share	22,731	23,612	22,703	23,255

Basic net income (loss) per share	$(0.07)	$0.34	$(0.14)	$0.24

Diluted net income (loss) per share	$(0.07)	$0.32	$(0.14)	$0.23

Note 3. Balance Sheet Components (in thousands)

	September 30,	March 31,
	2004	2004
Accounts receivable, net:
Accounts receivable	$368	$298
Less: Allowance for doubtful accounts	(3)	(3)

	$365	$295

Allowance for doubtful accounts:
Balance at beginning of the year	$3	$50
Addition	—	15
Utilized	(—)	(62)

Balance at end of the year	$3	$3

Inventories:
Raw materials	$103	$165
Work-in-process	164	42
Finished goods	375	395

	$642	$602

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$39	$39
Machinery and equipment (Useful life of two to five years)	2,961	2,775
Software (Useful life of two to five years)	2,851	2,851

	5,851	5,665
Less: Accumulated depreciation and amortization	(4,314)	(3,718)

	$1,537	$1,947

Other assets:
Deposits	$54	$32
Other	—	80

	$54	$112

Accrued expenses:
Accrued compensation costs	$615	$421
Other	66	236

	$681	$657

     Note 4. Short-term Investments

     The value of the Company’s investments by major security type is as follows:

	As of September 30, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss
	(In thousands)
Government and agency securities	$7,000	$6,983	$—	$17
US corporate and bank debt	14,845	14,797	—	48

Total	$21,845	$21,780	$—	$65

	As of March 31, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss
	(In thousands)
Government and agency securities	$6,000	$6,000	$—	$—
US corporate and bank debt	17,939	17,947	8	—

Total	$23,939	$23,947	$8	$—

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

Significant customers

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer A	31%	22%	26%	17%
Customer B	21%	17%	28%	22%
Customer C	15%	*	10%	*
Customer D	*	22%	*	16%

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

     Accounts receivable were concentrated with customers as follows:

	September 30	September 30,
	2004	2003
Accounts Receivable:
Customer A	36%	*
Customer B	24%	*
Customer C	14%	*
Customer D	10%	10%
Customer F	10%	*
Customer D	*	21%
Customer F	*	19%

     (* = less than 10%)

Vendor Concentration

     The Company does not own or operate a fabrication facility, and accordingly relies substantially on three outside foundries, United Manufacturing Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Corporation (“TSMC”), both located in Taiwan, and HuaHong NEC located in the People’s Republic of China, to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

     Substantially all of the Company’s products are assembled and tested by one of three third-party subcontractors, Siliconware Precision Industries Ltd., and Advance Semiconductor Engineering, Inc., both located in Taiwan, and Shanghai Belling Corp., Ltd. located in the People’s Republic of China. The availability of assembly and testing services from these subcontractors could be adversely affected in the event any subcontractor experiences financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity. As a result of this reliance on third-party subcontractors for assembly and testing of its products, the Company cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the cost of manufacture, assembly or testing of the Company’s products.

Note 6 . Segment and Geographic Information

     The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Japan	31%	22%	26%	17%
United Kingdom	21%	17%	28%	22%
China	15%	4%	13%	3%
Taiwan	15%	10%	11%	13%
United States	8%	15%	10%	16%
Germany	0%	22%	0%	16%
Other	10%	10%	12%	13%

Note 7. Commitments and Contingencies

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of September 30, 2004, the Company had acquired 144,400 shares on the open market that it holds as treasury stock.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of September 30, 2004, the Company had not repurchased any shares of common stock under this program.

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

     Future payments due under capital and operating leases as of September 30, 2004 are as follows (in thousands):

Fiscal	Capital	Operating
Year	Leases	Leases
2005	$259	$86
2006	—	47

Total minimum lease payments	259	$133

Less: Amount representing interest	(4)

Present value of minimum payments	255
Less: Current portion	(255)

Long-term portion	$—

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this report.

  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding revenues and sources of revenues, expenses, net losses, gross margin, customer production, market and industry trends, competition, the reasonableness of our accounting assumptions and the effect of certain accounting principles on our consolidated financial statements, purchase commitments, and the uses of and adequacy of our capital resources, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for fiscal 2004 and the other Quarterly Report on Form 10-Q filed by us in our fiscal 2005. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions, as well as statements regarding Tvia’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

     Approximately 92% and 90% of our total revenues for the three and six months ended September 30, 2004, respectively, were derived from customers located outside the United States compared to 85% and 84% in the same periods in fiscal 2004. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Our top three customers, including distributors, accounted for 67% and 64% of total revenues in the three and six months ended September 30, 2004, respectively, compared to 63% and 57% in the same periods of fiscal 2004.

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

     We have sustained operating losses on a quarterly and annual basis since inception, except in fiscal 2004. As of September 30, 2004, we had an accumulated deficit of approximately $65.1 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

     We anticipate an increase in revenues in the next quarter as compared to the same period in the prior fiscal year. However, due to increased operating expenses, we anticipate that we will continue to incur net losses at least at the level incurred in the quarter ended September 30, 2004 for the next quarter.

Critical Accounting Policies

   For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2004 and on Form 10-Q for the quarter ended June 30, 2004. Critical accounting policies affecting us have not changed materially since March 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	57	57	56	58

Gross profit	43	43	44	42

Operating expenses:
Research and development	212	224	219	254
Sales, general and administrative	106	98	115	112

Total operating expenses	318	322	334	366

Operating loss	(275)	(279)	(290)	(324)
Interest income	16	16	17	16
Gain on sale of software business	—	1,464	—	756

Net income (loss)	(259)%	1,201%	(273)%	448%

     Revenues. Revenues for the three months ended September 30, 2004 and 2003 were approximately the same at $0.6 million. Revenues decreased to $1.1 million in the six months ended September 30, 2004, compared to $1.2 million in the six months ended September 30, 2003. Revenues slightly decreased from fiscal 2004 to fiscal

2005 primarily due to a slower than anticipated emergence of the interactive television market and weak global general economic conditions. Revenues to Kanematsu Devices Corporation, SMS Electronics, Ltd. and Chang Tseng Technology Co., Ltd. accounted for 31%, 21% and 15%, respectively, of total revenues for the three months ended September 30, 2004. Sales to Kanematsu Devices Corporation, Fujitsu-Siemens, Inc. and SMS Electronics, Ltd. accounted for 22%, 22% and 17% of our total revenues for the three months ended September 30, 2003, respectively. Revenues to SMS Electronics, Ltd., Kanematsu Devices Corporation and Chang Tseng Technology Co., Ltd. accounted for 28%, 26% and 10%, respectively, of total revenues for the six months ended September 30, 2004. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Fujitsu-Siemens, Inc. accounted for 22%, 17% and 16% of our total revenues for the six months ended September 30, 2003, respectively. We anticipate an increase in revenues in the next quarter as compared to the same period in the prior fiscal year.

     Gross margin. Gross margin for the three and six months ended September 30, 2004 was 43% and 44%, respectively, compared to 43% and 42% in the same periods of fiscal 2004. The increase in gross margin in the six months ended September 30, 2004 compared to the same period in fiscal 2003 resulted primarily from lower overhead burden. The reduction in overhead burden was due to lower headcount and facility costs. Many factors affect our gross margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. We expect our gross margin in the next quarter will be similar to the quarter ended September 30, 2004.

     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors for next generation high definition digital LCD TVs, progressive CRT TVs, and interactive set-top boxes. Research and development expenses decreased to $1.3 million and $2.5 million in the three and six months ended September 30, 2004 from $1.4 million and $3.0 million in the three and six months ended September 30, 2003. Research and development expenses as a percentage of total revenues were 212% and 219% in the three and six months ended September 30, 2004 compared to 224% and 254% in the same periods of fiscal 2004. The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the three and six months ended September 30, 2004 compared to the same periods of fiscal 2004 is attributable primarily to lower headcount resulting from the sale of our software unit to MediaTek, Inc. in July 2003. Headcount in research and development decreased from 208 in June 2003 to 91 in September 2004. Absolute research and development expenses may increase in the next quarter, as compared to the quarter ended September 30, 2004, due to product development prototype expenses.

     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses remained flat at $0.7 and $1.3 million in the three and six months ended September 30, 2004, respectively, compared to $0.6 million and $1.3 million in the three and six months ended September 30, 2003, respectively. Sales, general and administrative expenses as a percentage of total revenues was 106% and 115% in the first three and six months of fiscal year 2005 compared to 98% and 112% in the same periods of fiscal year 2004. We expect that sales, general and administrative expenses in the next quarter will be higher than the quarter ended September 30, 2004 as the Company added several headcount to the sales and marketing organization to support the Asia-Pacific market, and due to Sarbanes-Oxley compliance requirements.

     Interest income. Interest income was $0.1 million and $0.2 million for the three and six months ended September 30, 2004, respectively, compared to $0.1 million and $0.2 million for the three and six months ended September 30, 2003, respectively.

     Gain on sale of software unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the second quarter ended September 30, 2003. Expenses related to this transaction amounted to $0.9 million.

     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six months ended September 30, 2004, and therefore made no provision for income tax in these periods. No provision for income taxes was recorded for the income in the three and six months ended September 30, 2003 as a result of net operating losses carried over from prior years. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.

Liquidity and Capital Resources

     During the six months ended September 30, 2004, $2.8 million of cash and cash equivalents were used in our operating activities as compared to $2.3 million provided during the six months ended September 30, 2003. Cash used in operations during the six months ended September 30, 2004 resulted primarily from the net loss of $3.1 million and an increase in other current assets of $0.3 million, partially offset by non-cash items of depreciation and amortization of $0.6 million and a write down of licensed technology of $0.1 million. Cash provided by operations during the six months ended September 30, 2003 resulted primarily from net income of $5.4 million, non-cash items of depreciation and amortization of $0.9 million and a decrease in inventories of $0.4 million, partially offset by an increase in other current assets of $4.1 million, and a decrease in accrued liabilities and other of $0.4 million.

     Cash flows provided by investing activities were $2.7 million during the six months ended September 30, 2004 compared to cash flows of $8.8 million used in investing activities during the six months ended September 30, 2003. In the six months ended September 30, 2004, $6.6 million and $0.8 million were provided by the maturity of short-term investments and proceeds from the sale of the software business unit, respectively, while $4.5 million and $0.2 million were used to purchase short-term investments and property and equipment, respectively. In the six months ended September 30, 2003, $19.0 million was provided by the maturity of short-term investments while $27.7 million was used to purchase short-term investments. As of September 30, 2004, we did not have any significant capital purchase commitments.

     Net cash flows used in financing activities were $0.1 million and $0.1 million for the six months ended September 30, 2004 and 2003, respectively. They were attributable to payments of capital leases, partially offset by the proceeds from the sale of common stock under our Stock Incentive Plan and Employee Stock Purchase Plan.

     Working capital at September 30, 2004 was $22.3 million.

     The following represent our significant working capital commitments:

Stock Repurchases

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of September 30, 2004, the Company had acquired 144,400 shares on the open market that it holds as treasury stock. Based on the closing price of the Company’s common stock on the NASDAQ SmallCap Market on September 30, 2004, the aggregate funds used to acquire up to 55,600 shares of the Company’s common stock, if purchased, would have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of September 30, 2004, we had not repurchased any shares of common stock under this program.

Leases

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. The Company leases certain fixed assets under capital leases expiring at various dates through February 2005.

Future payments due under capital and operating leases as of September 30, 2004 are as follows (in thousands):

Fiscal	Capital	Operating
Year	Leases	Leases
2005	$259	$86
2006	—	47

Total minimum lease payments	259	$133

Less: Amount representing interest	(4)

Present value of minimum payments	255
Less: Current portion	(255)

Long-term portion	$—

     As of September 30, 2004, we had approximately $162,000 of outstanding purchase commitments with a supplier for the purchase of wafers and a packaging subcontractor. We expect to receive and pay for the wafers, within the next six months, from our existing cash balances.

     Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investments, which totaled $24.8 million at September 30, 2004, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception, except in fiscal 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $65.1 million from our inception in March 1993 through September 30, 2004. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

     Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the markets for advanced televisions and emerging interactive displays. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

•	the general condition of the semiconductor industry market;

•	fluctuations in the volume of product sales, changes in product mix and pricing concessions on sales;

•	the timing, rescheduling or cancellation of significant customer orders;

•	our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles;

•	the timing of investments in, and the results of, research and development;

•	product introductions and price changes by our competitors;

•	changes in industry standards;

•	the level of orders received that can be shipped in a given period;

•	introduction of interactive television services by service providers;

•	availability of manufacturing capacity and raw materials, and inventory write-offs;

•	changes in earning estimates or investment recommendations by analysts;

•	changes in investors’ perceptions; and

•	the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

A significant amount of our revenues comes from a few customers and any decrease in revenues from these customers could significantly impact our financial results.

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd. and Chang Tseng Technology Co., Ltd. accounted for 31%, 21% and 15%, respectively, of total revenues for the three months ended September 30, 2004. Sales to Kanematsu Devices Corporation, Fujitsu-Siemens, Inc. and SMS Electronics, Ltd. accounted for 22%, 22% and 17%, respectively, of our total revenues for the three months ended September 30, 2003. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Chang Tseng Technology Co., Ltd. accounted for 28%, 26% and 10%, respectively, of total revenues for the six months ended September 30, 2004. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Fujitsu-Siemens, Inc. accounted for 22%, 17% and 16%, respectively, of our total revenues for the six months ended September 30, 2003. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customers or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

     We do not own or operate our own fabrication facility. We currently depend upon three outside foundries, United Manufacturing Corporation, or UMC, and Taiwan Semiconductor Manufacturing Corporation, or TSMC, both in Taiwan, and HuaHong NEC in the People’s Republic of China. We do not have long term supply agreements with these foundries to manufacture our semiconductor products. Each of these foundries has limited manufacturing capacity.

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

Our growing presence within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.

     A potentially increasing portion of our products are manufactured by foundries located in the People’s Republic of China, or the PRC. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS and of the Bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

     Although we primarily utilize three independent foundries, most of our components are not manufactured at all of these three foundries at any given time. The inability of one of the foundries to provide components could result in significant delays and harm our business. In the event either foundry experienced manufacturing or financial difficulties or suffered any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner. For example, in September 1999, Taiwan experienced a major earthquake. The earthquake and its resulting aftershocks caused power outages and significant damage to Taiwan’s infrastructure. Similarly, in September 2001, a typhoon hit Taiwan causing businesses in Taipei and the financial markets to close for two days. In addition, as a result of the rapid growth of the semiconductor industry based in the industrial park where both foundries are located, severe constraints have been placed on the water and electricity supply in that region. Any shortages of water or electricity or a natural disaster could adversely affect these foundries’ ability to supply our products, which could have a material adverse effect on our operating results.

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 76%, 86%, 32%, 92% and 90% of our total revenues in fiscal years 2004, 2003, and 2002, and three and six months ended September 30, 2004, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by terrorist attacks and related or other conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

     The primary customers for our products are companies in the advanced television and emerging display device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has experienced a recession, which has negatively impact our business and operating results. If the economy declines as a result of terrorist attacks or economic, political and social turmoil, existing and perspective customers may continue to reduce their design budgets or delay implementation of our products, which could further harm our business and operating results.

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

     Beginning at the commencement of trading on December 4, 2002, our common stock was listed on the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market will result in decreased liquidity of our common stock and may further decrease the price per share of our common stock. There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. If we fail to maintain continued listing on the Nasdaq SmallCap Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for our common stock.

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

     Substantially all of our products are assembled by one of three subcontractors, two of which are located in Taiwan and one in the People’s Republic of China. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if either subcontractor experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.

Political instability in the People’s Republic of China or Taiwan could harm our manufacturing and research and development capabilities and negatively impact our product sales.

     We operate our research and development facility in the People’s Republic of China. In addition, almost all of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan and the People’s Republic of China. The political and economic conditions in the region, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot assure you that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2004 and on Form 10-Q for the quarter ended June 30, 2004. Our exposure to market risk has not changed materially since March 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On August 3, 2004, we held our 2004 Annual Meeting of Stockholders at which our stockholders approved the following:

(a)	Election of two Class I directors to serve until the 2007 Annual Meeting of Stockholders and thereafter until the successors are elected and qualified:

	For	Withheld
R. David Dicioccio	18,417,406	18,400
Eli Porat	18,413,901	21,905

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain
18,422,341	11,500	1,965

ITEM 6: EXHIBITS

Exhibit
Number
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

     ** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.
November 11, 2004	By:	/s/ Diane Bjorkstrom
Diane Bjorkstrom
Chief Financial Officer and Vice President, Administration (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.