Form 10-Q
period 2004-12-31
TVIA INC
filed 2005-02-14
CIK 1109279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☑

On January 31, 2005, 23,245,307 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	DECEMBER 31,	MARCH 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$3,259
Short-term investments	21,591	23,947
Accounts receivable, net	630	295
Inventories	504	602
Prepaid expenses and other current assets	1,097	1,241

Total current assets	25,518	29,344

Property and equipment, net	1,242	1,947
Other assets	507	112

Total assets	$27,267	$31,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219	$201
Accrued liabilities and other	659	657
Short-term portion of capital leases	—	486
Short-term notes payable	460	—

Total current liabilities	1,338	1,344

Long-term notes payable	460	—

Total liabilities	1,798	1,344

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized, 23,013 and 22,576 shares outstanding, respectively	23	23
Additional paid-in-capital	93,024	92,798
Accumulated comprehensive income (loss)	(105)	8
Accumulated deficit	(66,723)	(62,020)
Treasury stock	(750)	(750)

Total stockholders’ equity	25,469	30,059

Total liabilities and stockholders’ equity	$27,267	$31,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Total revenues	$1,090	$628	$2,235	$1,828

Cost of revenues	589	359	1,232	1,056

Gross profit	501	269	1,003	772

Operating expenses:
Research and development	1,206	2,667	3,716	5,716
Sales, general and administrative	979	650	2,293	1,995

Total operating expenses	2,185	3,317	6,009	7,711

Operating loss	(1,684)	(3,048)	(5,006)	(6,939)

Interest income	104	102	303	296
Gain from sale of software unit	—	—	—	9,075

Net income (loss)	$(1,580)	$(2,946)	$(4,703)	$2,432

Basic net income (loss) per share	$(0.07)	$(0.13)	$(0.21)	$0.11

Diluted net income (loss) per share	$(0.07)	$(0.13)	$(0.21)	$0.10

Shares used in the per share calculation:
Basic	22,857	22,374	22,754	22,234

Diluted	22,857	22,374	22,754	23,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	FOR THE NINE MONTHS ENDED
	DECEMBER 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,703)	$2,432
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	901	1,251
Loss in disposal of fixed assets	104	—
Write-down of license technology	81	1,449
Gain on sale of software unit	—	(9,075)
Change in assets and liabilities:
Accounts receivable	(335)	(105)
Inventories	98	454
Prepaid expenses and other current assets	(164)	(256)
Accounts payable	18	29
Accrued liabilities and other	2	(317)

Net cash used in operating activities	(3,998)	(4,138)

Cash flows from investing activities:
Sales of available-for-sale investments	6,554	28,239
Purchases of available-for-sale investments	(4,311)	(39,055)
Proceeds from sale of software unit	753	8,325
Purchases of license technology	—	(44)
Purchases of property and equipment	(409)	(75)
Proceeds from disposal of fixed assets	—	46

Net cash provided by (used in) investing activities	2,587	(2,564)

Cash flows from financing activities:
Proceeds from issuance of common stock	226	296
Repayment of capital lease obligations	(378)	(445)

Net cash used by financing activities	(152)	(149)

Decrease in cash and cash equivalents	(1,563)	(6,851)

Cash and cash equivalents at beginning of period	3,259	11,080

Cash and cash equivalents at end of period	$1,696	$4,229

Supplemental disclosure of non-cash activities:
Notes payable issued for the right to the use of design software	$920	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – INTERIM STATEMENTS

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

          These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2004, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2004. Operating results for the three and nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

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

Long-Lived Assets

          The Company reviews long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value.

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

Comprehensive Income (Loss)

          Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive income (loss) is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(1,580)	$(2,946)	$(4,703)	$2,432
Unrealized gain (loss) on available-for-sale investments	(40)	(22)	(113)	(33)

Comprehensive income (loss)	$(1,620)	$(2,968)	$(4,816)	$2,399

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the Company will not be able to determine the amount of foreign earnings we would repatriate. The Company will complete its evaluation after the government has provided the necessary guidance.

In December 2004, the FASB issued Statement No. 123 (R), “Share-Based Payment” (revised 2004). Statement 123(R) would require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in the second quarter of fiscal year 2006. The Company’s management is currently evaluating the impact of this standard on the Company’s financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2004, the FASB has issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(1,580)	$(2,946)	$(4,703)	$2,432
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(357)	(384)	(1,315)	(890)

Pro forma net income (loss)	$(1,937)	$(3,330)	$(6,018)	$1,542

Basic net income (loss) per share:
As reported	$(0.07)	$(0.13)	$(0.21)	$0.11
Pro forma	$(0.08)	$(0.15)	$(0.26)	$0.07
Diluted net income (loss) per share:
As reported	$(0.07)	$(0.13)	$(0.21)	$0.10
Pro forma	$(0.08)	$(0.15)	$(0.26)	$0.07

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

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(1,580)	$(2,946)	$(4,703)	$2,432

Basic and diluted:
Weighted average shares of common stock outstanding	22,857	22,374	22,754	22,254
Less: Weighted average shares of common stock subject to repurchase	—	—	—	(20)

Weighted average shares used in computing basic net income (loss) per share	22,857	22,374	22,754	22,234
Diluted effect of common share equivalents	—	—	—	1,461

Weighted average shares used in computing diluted net income (loss) per share	22,857	22,374	22,754	23,695

Basic net income (loss) per share	$(0.07)	$(0.13)	$(0.21)	$0.11

Diluted net income (loss) per share	$(0.07)	$(0.13)	$(0.21)	$0.10

All outstanding stock options and warrants have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003

Options and warrants to purchase common stock	5,928	5,452	5,928	1,461

Note 3. Balance Sheet Components (in thousands)

	December 31,	March 31,
	2004	2004
Accounts receivable, net:
Accounts receivable	$638	$298
Less: Allowance for doubtful accounts	(8)	(3)

	$630	$295

Allowance for doubtful accounts:
Balance at beginning of the year	$3	$50
Addition	5	15
Utilized	—	(62)

Balance at end of the year	$8	$3

Inventories:
Raw materials	$180	$165
Work-in-process	53	42
Finished goods	271	395

	$504	$602

Prepaid expenses and other current assets:
Escrow receivable	$—	$753
Interest receivable	428	289
Software rental prepayment	460	—
Prepaid insurance	65	32
Other	144	167

	$1,097	$1,241

Property and equipment, net:
Furniture and fixtures (Useful life of two years)	$39	$39
Machinery and equipment (Useful life of two to five years)	2,787	2,775
Software (Useful life of two to five years)	2,851	2,851

	5,677	5,665
Less: Accumulated depreciation and amortization	(4,435)	(3,718)

	$1,242	$1,947

Other assets:
License technology, net	$—	$80
Software rental prepayment	460	—
Deposits and other	47	32

	$507	$112

Accrued expenses:
Accrued compensation costs	$501	$421
Accrued professional fees	112	15
Other	46	221

	$659	$657

Note 4. Short-term Investments

The value of the Company’s investments by major security type is as follows:

	As of December 31, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

	(In thousands)
U.S. government and agency securities	$7,000	$6,956	$—	$44

Certificates of deposit and money market funds	504	499	—	5

Corporate and bank debt	14,192	14,136	—	56

Total	$21,696	$21,591	$—	$105

	As of March 31, 2004
	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

	(In thousands)
Government and agency securities	$6,000	$6,000	$—	$—

US corporate and bank debt	17,939	17,947	8	—

Total	$23,939	$23,947	$8	$—

Note 5. Concentration of Certain Risks

     The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements .

Significant customers

     Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

	2004	2003	2004	2003
Customer A	53%	*	40%	15%
Customer B	*	*	17%	15%
Customer C	*	26%	*	11%
Customer D	*	23%	*	15%
Customer E	*	*	*	13%

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

     Accounts receivable were concentrated with customers as follows:

	December 31	March 31,
	2004	2004
Accounts Receivable:
Customer A	56%	*
Customer B	20%	*
Customer C	11%	*
Customer D	*	20%
Customer D	*	17%
Customer F	*	15%

     (* = less than 10%)

Vendor Concentration

          The Company does not own or operate a fabrication facility, and accordingly relies substantially on three outside foundries, United Manufacturing Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Corporation (“TSMC”), both located in Taiwan, and HuaHong NEC located in the People’s Republic of China, to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

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

     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the three months		For the nine months
	ended December 31,		ended December 31,

	2004	2003	2004	2003
United Kingdom	52%	1%	40%	15%
United States	17%	34%	13%	26%
Japan	14%	9%	17%	15%
Taiwan	4%	26%	7%	17%
Germany	*	10%	1%	14%
Other	13%	20%	22%	13%

Note 7. Commitments and Contingencies

Stock Repurchase

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of December 31, 2004, the Company had acquired 144,400 shares on the open market that it holds as treasury stock.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of December 31, 2004, the Company had not repurchased any shares of common stock under this program.

Litigation

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Commitments

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable.

     As of December 31, 2004, the Company has cash contractual obligations are as follows (in thousands):

Fiscal	Notes	Operating	Purchase
Year	Payables	Leases	Commitments	Total
2005	$125	$43	$450	$618
2006	500	47	—	547
2007	375	—	—	375

Total minimum lease payments	1,000	$90	$450	$1,540

Less: Amount representing interest	(80)

Present value of minimum payments	920

Less: Current portion	(460)

Long-term portion	$460

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

          Approximately 83% and 87% of our total revenues for the three and nine months ended December 31, 2004, respectively, were derived from customers located outside the United States compared to 66% and 74% in the same periods in fiscal 2004. All of our revenues to date have been denominated in United States dollars. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. One customer accounted for 53% total revenues in the three months ended December 31, 2004 while our top two customers, including distributors, accounted for 49% of total revenues in the same period of fiscal 2004. In the nine months ended December 31, 2004, our top two customers, including distributors, accounted for 57% of total revenues, compared to 69% of total revenues generated from our top five customers, including distributors, in the same period of fiscal 2005.

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

          We have sustained operating losses on a quarterly and annual basis since inception, except in fiscal 2004. As of December 31, 2004, we had an accumulated deficit of approximately $66.7 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We expect to experience significant research and development expenses, as we design and market new technologies.

          We anticipate an increase in revenues in the next quarter as compared to the same period in the prior fiscal year. We believe that it will take time for customers to ramp up production of digital television, while the interactive television industry is not expected to recover for one to two years.

Critical Accounting Policies

     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2004 and on Form 10-Q for the quarter ended September 30, 2004. Critical accounting policies affecting us have not changed materially since March 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of revenues	54	57	55	58

Gross profit	46	43	45	42

Operating expenses:
Research and development	111	425	166	313
Sales, general and administrative	90	103	103	109

Total operating expenses	201	528	269	422

Operating loss	(155)	(485)	(224)	(380)
Interest income	10	16	14	16
Gain on sale of software business	—	—	—	497

Net income (loss)	(145)%	(469)%	(210)%	133%

     Revenues. Revenues of the three months ended December 31, 2004 were $1.1 million compared to $0.6 million in the same period in fiscal 2004. Revenues increased to $2.2 million in the nine months ended December

31, 2004, compared to $1.8 million in the nine months ended December 31, 2003, substantially driven by increase in units’ sales volume. These increases in revenues resulted from strong demand of our Cyberpro 5300 products which shipments to SMS Electronics, Ltd. accounted for 53% of total revenues for the three months ended December 31, 2004. Sales to Hughes Network Systems and Weikeng Industrial Co., Ltd. accounted for 26% and 23% of our total revenues for the three months ended December 31, 2003, respectively. Revenues to SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 40% and 17%, respectively, of total revenues for the nine months ended December 31, 2004. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, Weikeng Industrial Co., Ltd., Fujitsu-Siemens, Inc. and Hughes accounted for 15%, 15%, 15%, 13% and 11% of our total revenues for the nine months ended December 31, 2003, respectively. We anticipate an increase in revenues in the next quarter as compared to the same period in the prior fiscal year.

          Gross margin. Gross margin for the three and nine months ended December 31, 2004 was 46% and 45%, respectively, compared to 43% and 42% in the same periods of fiscal 2004. The increase in gross margin in the three and nine months ended December 31, 2004 compared to the same periods in fiscal 2003 resulted primarily from lower overhead burden as a percentage of higher revenues. The reduction in overhead burden was due to lower facility costs. Many factors affect our gross margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. We expect our gross margin in the next quarter will be similar to the quarter ended December 31, 2004.

          Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors for next generation high definition digital LCD TVs, progressive CRT TVs, and interactive set-top boxes. Research and development expenses decreased to $1.2 million and $3.7 million in the three and nine months ended December 31, 2004 from $2.7 million and $5.7 million in the three and nine months ended December 31, 2003. The decrease in research and development expenses in the three months ended December 31, 2004 compared to the same period of fiscal 2004 is attributable primarily to a $1.4 million license technology write-off in the third quarter of fiscal 2004. The decrease in research and development expenses in absolute dollars and as a percentage of revenues in the nine months ended December 31, 2004 compared to the same period of fiscal 2004 is attributable primarily to a $1.4 million license technology write-off in the third quarter of fiscal 2004 and the sale of our software unit to Mediatek in the second quarter of fiscal 2004. We expect that absolute research and development expenses will increase in the next quarter, as compared to the quarter ended December 31, 2004, due to product development prototype expenses.

          Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses increased to $1.0 and $2.3 million in the three and nine months ended December 31, 2004, respectively, compared to $0.7 million and $2.0 million in the three and nine months ended December 31, 2003, respectively. These increases in sales, general and administrative expenses resulted primarily from the addition of several headcount to the sales and marketing organization during the quarter ended December 31, 2004. We expect that sales, general and administrative expenses in the next quarter will be higher compared to the quarter ended December 31, 2004 due to the sales and marketing expenses needed to support higher revenues.

          Interest income. Interest income was $0.1 million and $0.3 million for the three and nine months ended December 31, 2004, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended December 31, 2003, respectively.

          Gain on sale of software unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the second quarter ended September 30, 2003. Expenses related to this transaction amounted to $0.9 million.

          Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine months ended December 31, 2004, and therefore made no provision for income tax in these periods. No provision for income taxes was recorded for the income in the three and nine months ended December 31, 2003 as a result of net operating losses carried over from prior years. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.

Liquidity and Capital Resources

          Net cash used in operating activities were $4.0 million and $4.1 million during the nine months ended December 31, 2004 and 2003, respectively. Cash used in operations during the nine months ended December 31, 2004 resulted primarily from the net loss of $4.7 million and increases in accounts receivable, and prepaid expenses and other current assets of $0.3 million and $0.2 million, respectively, partially offset by non-cash items of depreciation and amortization of $0.9 million and disposal of fixed assets and licensed technology of $0.2 million. Cash used in operations during the nine months ended December 31, 2003 resulted primarily from net income of $2.4 million, non-cash items of depreciation and amortization of $1.3 million, a $1.4 million write-off of license technology and a decrease in inventories of $0.5 million, partially offset by a $9.1 million gain from the sale of the software unit, an increase in prepaid expenses and other current assets of $0.3 million, and a decrease in accrued liabilities and other of $0.3 million.

          Cash flows provided by investing activities were $2.6 million during the nine months ended December 31, 2004 compared to cash flows of $2.6 million used in investing activities during the nine months ended December 31, 2003. In the nine months ended December 31, 2004, $6.6 million and $0.8 million were provided by the maturity of short-term investments and proceeds from the sale of the software business unit, respectively, while $4.3 million and $0.4 million were used to purchase short-term investments and property and equipment, respectively. In the nine months ended December 31, 2003, $28.2 million and $8.3 million were provided by the maturity of short-term investments and proceeds from the sale of the software business unit, respectively, while $39.1 million was used to purchase short-term investments. As of December 31, 2004, we did not have any significant capital purchase commitments.

          Net cash flows used in financing activities were $0.2 million and $0.1 million for the nine months ended December 31, 2004 and 2003, respectively. They were attributable to payments of capital leases, partially offset by the proceeds from the sale of common stock under our Stock Incentive Plan and Employee Stock Purchase Plan.

          Working capital at December 31, 2004 was $24.2 million.

          The following represent our significant working capital commitments:

Stock Repurchases

     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of December 31, 2004, the Company had acquired 144,400 shares on the open market that it holds as treasury stock. Based on the closing price of the Company’s common stock on the NASDAQ SmallCap Market on December 31, 2004, the aggregate funds used to acquire up to 55,600 shares of the Company’s common stock, if purchased, would have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of December 31, 2004, we had not repurchased any shares of common stock under this program.

Commitments

     The Company leases its facilities under non-cancelable operating leases expiring at various dates through July 2005. In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable.

     As of December 31, 2004, the Company has cash contractual obligations are as follows (in thousands):

Fiscal	Notes	Operating	Purchase
Year	Payables	Leases	Commitments	Total
2005	$125	$43	$450	$618
2006	500	47	—	547
2007	375	—	—	375

Total minimum lease payments	1,000	$90	$450	$1,540

Less: Amount representing interest	(80)

Present value of minimum payments	920

Less: Current portion	(460)

Long-term portion	$460

          As of December 31, 2004, we had approximately $0.5 million of outstanding purchase commitments with a supplier for the purchase of wafers and a packaging subcontractor. We expect to disburse these payments from our existing cash balances.

          Based on our current expectations, we believe that our principal source of liquidity consisting of our cash and cash equivalents and short-term investments, which totaled $23.3 million at December 31, 2004, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the use of complementary technologies.

Factors that May Affect Future Results

We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.

     We have incurred significant operating losses in each year since our inception, except in fiscal 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $66.7 million from our inception in March 1993 through December 31, 2004. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

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

     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to SMS Electronics, Ltd. accounted for 53% of total revenues for the three months ended December 31, 2004. Sales to Hughes Network Systems and Weikeng Industrial Co., Ltd. accounted for 26% and 23%, respectively, of our total revenues for the three months ended December 31, 2003. Sales to SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 40% and 17%, respectively, of total revenues for the nine months ended December 31, 2004. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation, Weikeng Industrial Co., Ltd., Fujitsu-Siemens Computers Gmbh and Hughes Network Systems accounted for 15%, 15%, 15%, 13% and 11% of our total revenues for the nine months ended December 31, 2003, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customers or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

Our software is complex and may have bugs or defects which could be costly to correct .

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

     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 76%, 86%, 32%, 83% and 87% of our total revenues in fiscal years 2004, 2003, and 2002, and three and nine months ended December 31, 2004, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by terrorist attacks and related or other conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk

     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2004 and on Form 10-Q for the quarter ended September 30, 2004. Our exposure to market risk has not changed materially since March 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 5: OTHER EVENTS

     Our 2005 Annual Meeting of Stockholders will be held on August 11, 2005 at such place and time as will be set forth in our proxy statement relating to that meeting. A stockholder proposal not included in the proxy statement for the 2005 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to our Secretary at our principal executive offices and otherwise complies with the provisions of our Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2005 Annual Meeting of Stockholders, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than June 12, 2005.

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

TVIA, INC.

February 14, 2005	By:	/s/ Diane Bjorkstrom

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