Form 10-K
period 2005-03-31
TVIA INC
filed 2005-06-17
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-30539
TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3175152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4001 Burton Drive Santa Clara, California 95054 (Address of principal executive offices)	(408) 982-8588 (Registrant’s telephone number, including area code)
Securities registered to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq Small Cap Market) on September 30, 2004 was approximately $24.8 million.
      As of May 31, 2005, there were 23,390,446 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders to be held on August 11, 2005.

TVIA, INC. AND SUBSIDIARY

2005 FORM 10-K

This document contains forward-looking statements that involve risks and uncertainties. Tvia’s (“the Company’s”) actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition, risks associated with product development, reliance on foreign manufacturers, foreign business, political and economic risks and risks identified in the Company’s Securities and Exchange Commission, filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located at the end of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.
All references to “Tvia,” “we,” “us,” “our” or the “Company” mean Tvia, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

Item 1.	Business
      Tvia, Inc. is a fabless semiconductor company focused on designing, producing and marketing display processors for the digital and interactive TV market. The Company offers a family of flexible, high-quality display processors to TV manufacturers, creating next-generation digital high definition (HD) LCD TV, enhanced definition (ED) progressive-scan CRT TV and interactive multimedia display processors for Interactive Set Top Boxes.
      We currently offer five product families: the TrueView 5700 family, introduced in fiscal year 2005; the TrueView 5600 family, introduced in fiscal year 2004; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. We also sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to end-users. We also generate revenues from licensing our proprietary software which we believe will continue to constitute a small percentage of total revenues in the future.
      Tvia was originally incorporated in California as Intergraphics Systems, Inc. in March 1993. In August 1997, we changed our name to IGS technologies. In March 2000, we changed our name to Tvia, Inc. In August 2000, we incorporated in Delaware. The Company has a subsidiary in the People’s Republic of China that supports the Company’s research and development activities and performs product testing and sales and marketing functions. Tvia operates in one principal industry segment.
Available Information
      Our internet address is http://www.tvia.com. Tvia makes the following filings available on its website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act.
Industry Background
      There are more than 2 billion standard analog televisions in the world today. All broadcast TV stations in the country have temporary use of a second, separate channel so that they can transition from analog broadcasting to digital. The target deadline for ending analog broadcasting is December 31, 2006, but this date may be extended. When analog broadcasting ends, consumers with analog sets will need to obtain a separate converter box to watch over-the-air TV. Analog sets equipped with a converter box will display the digital broadcasts, but not in full digital quality.
      Digital Television (DTV) is a new type of broadcasting that will transform your television viewing experience. Images and sound will be captured using digital technology, delivering a movie-quality experience with multicasting and interactive capabilities. That means better quality, more choices, and more control over your television. There are many quality levels of digital television programming. The most common are:

•	Standard Definition TV (SDTV) — SDTV is the basic level of quality display and resolution for both analog and digital. Transmission of SDTV may be in either the traditional (4:3) or widescreen (16:9) format.

•	Enhanced Definition TV (EDTV) — EDTV is a step up from Analog Television. EDTV comes in 480p widescreen (16:9) or traditional (4:3) format and provides better picture quality than SDTV, but not as high as HDTV.

•	High Definition TV (HDTV) — HDTV in widescreen format (16:9) provides the highest resolution and picture quality of all digital broadcast formats. Combined with digitally enhanced sound technology, HDTV sets new standards for sound and picture quality in television. (Note: HDTV and digital TV are not the same thing — HDTV is one format of digital TV.)
      Over the next decade, we anticipate that digital television, or DTV, penetration will increase from 12 percent in 2004 to 44 percent by 2007. We believe this mass-scale global technology expansion will produce unique opportunities for superior display processor revenue growth. Several technologies are competing for a share of the DTV market including cathode ray tube (CRT), digital light processing (DLP), and plasma displays (PDP, and LCD).
      According to the market-research firm DisplaySearch, DTV is expected to follow a similar path to that of digital video disks (DVDs). DVD players have enjoyed rapid acceptance over the last few years. There are several factors that have contributed to the success of the DVD player, including ubiquitous content, smaller form factor, improved audio and visual quality and falling prices, a by-product of silicon integration. By comparison, the DTV market is small, but rapidly increasing. Based on current market conditions, we believe DTV unit shipments will increase over the next five years from 22 million in 2004 to 89 million in 2007.
      DTV growth drivers will largely mirror those of DVD players. Importantly, two of the largest components of DTV are glass and silicon, which we expect to drop materially in price over the next few years due to new capacity and better integration.
      Industry analysts define advanced television, or DTV, or digital displays, as displays that do not contain a digital tuner and integrated MPEG-2 decoder. In the case of LCD televisions, they tune and receive analog video signals and through the use of silicon-based processes such as 3D digital comb filtering and de-interlacing, significantly enhance the content so that it approaches the quality of DTV. At higher price points, the DTV televisions may include add-in board slots for DTV tuners and MPEG-2 decoders.
      According to SDI Marketing and Samsung, worldwide sales of DTVs, which include LCD, PDP, PJTV (projection televisions) and HDTV (CRT), are expected to grow from 22 million units in 2004 to 89 million units in 2007. Currently, television pictures are made up of lines that are scanned horizontally. HDTV pictures are created by scanning up to twice as many lines. This resolution and other technical factors improve the sharpness of the pictures, allowing you to read on your television small text commonly seen on your computer. HDTV sets have wider, movie-theater like screens that more closely resemble human peripheral vision, making it a better viewing experience.
      Within the emerging DTV market, LCD television is the largest and fastest growing sub-segment. Moreover, LCD televisions best illustrate the semi-conductor sales opportunities resulting from the transition to digital video through the use of silicon chips. LCD televisions principally receive analog television broadcasts and employ analog interfaces, yet they are incapable of scanning video in an interlaced manner. Interlaced video means that only half the image is scanned in or at any given frame or moment and as such, a viewer is only seeing half an image comprised of either odd or evenly scanned lines. LCDs only scan video progressively, and are fed interlaced or non-progressively with poor quality analog video signals or are fed digital signals through analog interfaces. As a result, they require silicon de-interlacers to create a high-definition, high-quality video image.
      Our Solution

•	We believe our display processors provide high quality, efficient silicon de-interlacing and scaling that allow our customers to produce high-quality progressive scan CRT television and LCD television at an attractive price.

•	We believe our display processors, software and reference design and design support enable our OEM customers to accelerate their time to market by reducing their systems engineering development. Our engineers work closely with our customers’ engineers to facilitate systems design. These benefits enable our OEM customers to bring products with rich features and differentiated systems to market quickly.
Products
      Our products are based on advanced architecture integrated circuits and system designs that provide real time, cost effective and high quality display processing. We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2004; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. Each of our semiconductor solutions include different features, which OEMs can select for inclusion in their products.
      The TrueView 5700 is a low pin count, low-cost, highly integrated digital video image display processor providing the key features necessary to design ED progressive scan CRT television.
      The TrueView 5600 product line targets the HD LCD television market and other LCD based applications such as, Multimedia displays, Web-pads, in-flight entertainment systems, and info-tainment system displays that process enhanced picture-in-picture and multiple source capabilities. Features that are optimized specifically for LCD’s include superior de-interlacing, advanced scaler performance and exceptional alpha blending features and multiple independent media streams. The strong alpha blending feature allows for transparent layers of media content used in creating outstanding menus and guides.
      The CyberPro 5202 incorporates all the features of our CyberPro 5000, 5005, 5050 and 5055 products. In addition, a 24-bit digital interface directly supports LCDs, and other digital interfaces. Enhanced, flexible alpha-blending capabilities allow overlay of different windows with programmable levels of opacity. Two advanced television encoders allow the user to configure the recording picture in personal video recorder, or PVR, applications. The processor maintains crisp text presentation, even as the opacity of the window is varied. The CyberPro 5202 is designed for displays to multiple devices such as traditional cathode ray tube televisions, advanced televisions, panel displays, emerging interactive displays and LCD products.
      The CyberPro 5300 is the first product in the CyberPro 5300 family designed for broadband set-top boxes that require 3D animation, 3D effects or 3D graphics processing capability.
      The CyberPro 5305, 5350 and 5355 are similar to our CyberPro 5005, 5050 and 5055 products, but also provide 3D animation, 3D effects, or 3D graphics processing capability.
      The CyberPro 5000 is the first product of the CyberPro 5000 family designed for broadband digital set-top boxes and advanced televisions. The CyberPro 5000 has enhanced text, graphics and video processing engines. It also includes two video ports for two simultaneous video streams, high picture quality of broadband video on television, hardware-magnified view of web pages on television and a flexible transparency algorithm for blending multiple video, text, graphics, pictures and animation on screen.

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
Customers
      We target customers in the advanced television and emerging interactive display markets. We began to focus on the emerging interactive display market in 1997, and later expanded our focus to include the advanced digital television markets. The majority of our sales in fiscal 2005 were to manufacturers and distributors of DVR, electronic gaming, CRT-DTV, TV converter boxes, security market and transportation entertainment systems (airplanes, taxi and trains). In prior years, the majority of our sales were to the IPTV (TV over the internet) interactive set top market. Many of our customers manufacture or distribute products in more than one of our target markets.
      In fiscal 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. In fiscal 2003, sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 24%, 17% and 10% of revenues, respectively. In fiscal 2005, sales to customers in the Europe, Japan, China, the United States and Korea comprised 34%, 20%, 13%, 11% and 10% of revenues, respectively. In fiscal 2004, sales to customers in the United States, Europe, Taiwan and Japan comprised 24%, 24%, 18%, and 15% of revenues, respectively. In fiscal 2003, sales to customers in Europe, Taiwan, Japan, the United States and Korea comprised 35%, 25%, 16%, 14% and 10% of revenues, respectively.
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
      Our personnel work closely with customers, sales representatives and authorized distributors to define product features, performance, price and market timing of new products. We provide technical support and design assistance directly to OEM customers, regardless of the sales channels used. We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with our customers. These relationships begin at the design phase and develop, as customer needs change and evolve. We provide support through both on-site customer service and remote support from our facilities.
      As of March 31, 2005, we employed a sales and marketing force of 24 people. We believe these personnel have the technical expertise and industry knowledge necessary to support a lengthy and complex sales process. We also employed ten field applications engineers to assist customers in designing, testing and qualifying system designs that incorporate our integrated circuits and software products. We believe that the depth and quality of this design support team are key to improving our customers’ time to market and maintaining a high level of customer satisfaction. Our direct sales offices are located in Santa Clara, California and Shenzhen and Hefei, People’s Republic of China. All of our sales offices provide hardware and software applications support.
Research and Development
      Our research and development efforts are focused on four areas: device architecture and logic design, physical layer design, software development and device testing. As of March 31, 2005, our research and development staff consisted of 76 employees, (12 of whom were located in the United States and 64 of whom were located in the People’s Republic of China). Our research and development efforts have centered on architecture design, streaming media processing modes, high-speed digital and mixed signal design and software.
      We conduct research and development at our design centers in Santa Clara, California and Hefei, People’s Republic of China. Our People’s Republic of China facility is located in a science park near Hefei University of Technology, where employee costs are lower than in the San Francisco Bay Area.
      Our research and development expenses for fiscal years 2005, 2004 and 2003 were $5.8 million, $6.8 million and $9.0 million, respectively. Research and development expenses consist mainly of personnel and other costs associated with the development of product designs, process technology, software and programming hardware. We anticipate that we will continue to commit substantial resources to research and development in the future.
Manufacturing
      We have adopted a fabless semiconductor manufacturing model and therefore we outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development, testing and marketing of our products and significantly reduces our capital requirements. We develop our designs to be compatible with three foundries, United Manufacturing Corporation, or UMC, and Taiwan Semiconductor Manufacturing Corporation, or TSMC, both of which are located in Hsin Chu, Taiwan, and HuaHong NEC located in the People’s Republic of China. This allows us to shift production from one facility to the other in the event of a capacity constraint at one foundry. We currently use 0.35 micron technology for production of our CyberPro 5000, TrueView 5600 and Trueview 5700 families. We use 0.3 micron technology for production of our CyberPro 5300 family and 0.18 micron technology for production of our CyperPro 5202 family.
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
Competition
      The semiconductor industry and the market for integrated circuits for advanced televisions and emerging interactive displays is highly competitive. We believe we can compete favorably in each of the key competitive factors in our target markets. These factors are:

•	Functionality;

•	Performance;

•	Time to market;

•	Price;

•	Conformity to industry standards;

•	Product road maps; and

•	Technical support.
      Our current and primary competitors are ATI Technologies, Inc., Broadcom Corporation, Genesis Microchip, Inc., Pixelworks, Inc., Trident Microsystems, Inc. MediaTek Inc.(TWN), Morning Star (TWN), and Silicon Image, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter the market as the advanced television and emerging interactive display markets develop. A number of companies, including International Business Machines Corporation, STMicroelectronics N.V., National Semiconductor, Equator Technologies, Inc., LSI Logic and Philips Electronics N.V., have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.
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
      In April 2001, we amended the agreement with Oak Technology, in order to license Oak’s proprietary MPEG-2 technology that permits the incorporation of MPEG-2 decoding functions onto our chips. As a result of our agreement, we were granted the right to use this MPEG-2 technology for MPEG-2 integration in our products and to manufacture, distribute and sublicense products using the MPEG-2 decoding technology. In December 2003, we postponed the development of product related to this technology indefinitely; accordingly, we wrote off $1.5 million of license technology related to this MPEG-2 technology.
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

      We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. It is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, with regard to similar technologies, many of which are confidential when filed. If our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.
CyberPro and Tvia are registered trademarks, and the Tvia logo is a trademark of Tvia, Inc. in the United States and other jurisdictions.
Backlog
      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.
Seasonality
      The electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. The seasonal peak occurs prior to the Christmas holidays and the seasonal downturn occurs primarily during the June, July period. Industry downturns may be caused by adverse economic conditions. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.
Employees
      As of March 31, 2005, we had 151 full time employees including 76 engaged in research and development, 24 engaged in sales and marketing, 26 engaged in operations and 25 engaged in general management and administration activities. Of these employees, 28 work in our Santa Clara facility, two work in Japan and 121 work at our facility in the People’s Republic of China. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 2.	Properties
      Our headquarters, which also serves as our principal administrative, selling, marketing, customer support, applications engineering and product development facility, is located in Santa Clara, California, and consists of one building of approximately 16,500 square feet under a lease that expires on December 31, 2006. We also lease a building located in Hefei, People’s Republic of China of approximately 15,000 square feet under a lease that expires in June 2007 for our research and development operations in China; a building in Beijing, People’s Republic of China of approximately 650 square feet that expires in November 2005, used for marketing and customer support purposes in China; and a building located in Shenzhen, People’s Republic of China of approximately 2,500 square feet that expires in August 2005 for our marketing and customer support in China.
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
Executive Officers
      The executive officers of the Company are as follows:
      Eli Porat, 59, was elected Chairman of the Board effective April 1, 2005 and succeeded Kenny Liu who resigned effective April 1, 2005. Mr. Porat has also served as our Chief Executive Officer since November 2001 and as President since February 2002. Mr. Porat has served as a director of our Company since March 2001. From January 1997 to November 2001, Mr. Porat was Chief Executive Officer of OpenGrid, Inc., a mobile business solutions company. From 1991 to 1996, Mr. Porat was Chief Executive Officer of DSP Group, an audio digital signal processing company. From 1972 to 1983, Mr. Porat was with Intel Corporation. Mr. Porat earned B.S. and M.S. degrees in Electrical Engineering and Computer Science from the University of California, Berkeley.
      Diane Bjorkstrom, 49, joined the Company in September 2004 as Chief Financial Officer and Vice President of Administration. Prior to joining the Company, she served as an independent financial consultant from August 2002 to September 2004. From January 2002 to July 2002, Ms. Bjorkstrom served as the Chief Financial Officer of Blend MediaWorks, Inc., a software company. From October 1997 to January 2002, Ms. Bjorkstrom was employed by the Brenner Group Inc., an executive management firm. While there, she was the interim Chief Financial Officer of various high-tech companies. Ms. Bjorkstrom holds a B.S. in Commerce/ Accounting from Rider University. Ms. Bjorkstrom is a Certified Public Accountant.
      Jhi-Chung Kuo, 52, a co-founder of the Company, has served as our Vice President of Engineering since April 2002. From July 2000 to March 2002, he served as our Chief Technology Officer. From March 1993 to June 2000, Mr. Kuo served as our Vice President of Engineering. Mr. Kuo received a B.S. in Physics from National Central University in Taiwan and an M.S. in Electrical Engineering from Mississippi State University.
      Benjamin. Silva, 44, joined the Company in September 2004 prior to being appointed Vice President of Worldwide Sales. From January 2004 through September 2004, he was the Executive Vice President of Marketing and Business Development at DG2L Technologies, Inc., a provider of next-generation digital media technologies. From October 2001 through December 2003, Mr. Silva served as the Vice President of Worldwide Sales and Business Development at iVAST, Inc., a digital media software company. From September 1999 through September 2001, he was the Vice President of Worldwide Sales and Business Development at Streaming 21, Inc., an Internet streaming video technology company. Mr. Silva holds a B.A. degree in communication/theatre with a minor in business administration from Boston University.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The Company’s common stock, par value $0.001 (“Common Stock”), was traded on the Nasdaq National Market (“Nasdaq”) under the symbol “TVIA”, until December 4, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the SmallCap Market during the Company’s 2004 and 2005 fiscal years.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

March 31	2.19	1.32	3.30	1.97
December 31	2.30	1.07	3.25	1.57
September 30	2.04	1.27	2.20	1.03
June 30	2.73	1.59	1.08	0.65
      As of May 31, 2005, the Common Stock was held by 165 stockholders of record (not including beneficial holders of stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.
Securities Authorized for Issuance Under Compensation Plans
      Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
      On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of our common stock. This program does not have a stock repurchase maximum amount or an expiration date. As of March 31, 2005, we had acquired 143,700 shares on the open market that we hold as treasury stock.
      On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire up to 5 million shares of outstanding common stock in the open market for a maximum of $0.50 per share. This program does not have an expiration date. As of March 31, 2005, we had not repurchased any shares of common stock under this program.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended March 31, 2005, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements.

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$3,098	$2,042	$1,771	$11,342	$12,743
Development contracts and other	183	267	461	498	701

Total revenues	3,281	2,309	2,232	11,840	13,444

Cost of revenues:
Product sales	1,587	1,235	1,460	8,522	7,650
Development contracts and other	198	88	83	109	68

Total cost of revenues	1,785	1,323	1,543	8,631	7,718

Gross profit	1,496	986	689	3,209	5,726

Operating expenses:
Research and development	5,829	6,823	8,983	12,664	6,774
Sales, general and administrative	3,703	2,667	3,545	5,056	5,695
Amortization of deferred stock compensation	—	—	595	1,572	2,701
Restructuring costs	—	—	950	—	—

Total operating expenses	9,532	9,490	14,073	19,292	15,170

Operating loss	(8,036)	(8,504)	(13,384)	(16,083)	(9,444)
Other income (expense), net
Interest income	406	401	703	1,818	2,105
Interest expense	(10)	(11)	(14)	—	(459)
Gain on sale of software business	—	9,075	—	—	—

Net income (loss) before extraordinary item	(7,640)	961	(12,695)	(14,265)	(7,798)
Extraordinary item, net of income taxes	—	—	—	—	672

Income (loss) before taxes	(7,640)	961	(12,695)	(14,265)	(8,470)
Income taxes	—	25	—	—	—

Net income (loss)	(7,640)	936	(12,695)	(14,265)	(8,470)
Dividend related to convertible preferred stock	—	—	—	—	671

Net income (loss)	$(7,640)	$936	$(12,695)	$(14,265)	$(9,141)

Basic and diluted net income (loss) attributable to common stockholders before extraordinary item	$(0.33)	$0.04	$(0.58)	$(0.66)	$(0.56)
Extraordinary item, net of income taxes	—	—	—	—	0.05

Basic and diluted net income (loss) attributable to common stockholders	$(0.33)	$0.04	$(0.58)	$(0.66)	$(0.61)

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Shares used in computing basic net loss per share to common stockholders	22,827	22,323	21,952	21,631	15,052

Shares used in computing diluted net loss per share to common stockholders	22,827	23,982	21,952	21,631	15,052

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$21,742	$27,206	$24,417	$35,505	$46,682
Working capital	21,513	28,000	24,273	35,979	50,305
Total assets	25,487	31,403	31,193	43,387	57,435
Long term liabilities	345	—	486	—	—
Total stockholders’ equity	$22,642	$30,059	$28,766	$40,925	$53,422
Quarterly Financial Data:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(In thousands, except per share amounts)
Fiscal 2005:
Revenues	$1,046	$1,090	$617	$528
Gross margin	$493	$501	$266	$236
Net income (loss)	$(2,937)	$(1,580)	$(1,598)	$(1,525)
Basic net income (Loss) per share	$(0.13)	$(0.07)	$(0.07)	$(0.07)
Diluted net income (loss) per share	$(0.13)	$(0.07)	$(0.07)	$(0.07)

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Fiscal 2004:
Revenues	$481	$628	$620	$580
Gross margin	$214	$269	$266	$237
Net income (loss)	$(1,496)	$(2,946)	$7,442	$(2,064)
Basic net income (Loss) per share	$(0.07)	$(0.13)	$0.34	$(0.09)
Diluted net income (loss) per share	$(0.07)	$(0.13)	$0.32	$(0.09)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Tvia’s (“the Company’s”) actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition, risks associated with product development, reliance on foreign manufacturers, foreign business, political and economic risks and risks identified in the Company’s Securities and Exchange Commission, filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located at the end of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

Overview
      We design, develop and market display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital LCD, HD, and progressive-scan televisions.
      We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to end-users. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. In fiscal 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. In fiscal 2003, sales to Siemens Communications Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 24%, 17% and 10% of revenues, respectively. Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.
      The sales cycle for the test and evaluation of our products can range from three months to nine months or more, plus an additional three to nine months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Due to these lengthy sales cycles, we may experience a delay between incurring operating expenses and inventory costs and the generation of revenues from design wins.
      We have sustained operating losses on a quarterly and annual basis since inception. As of March 31, 2005, we had an accumulated deficit of approximately $69.7 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We anticipate higher revenues for at least the next several quarters as compared to the same period in the prior fiscal year. We believe that this is due to an increase in demand in the digital television market.
      We have a subsidiary in Hefei, People’s Republic of China, which performs final production tests, research and development and logistics support. There are offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.
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
      We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

•	Revenues. We recognize revenues from product sales upon shipment to OEMs and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. We defer recognition of revenue on sales to distributors until products are resold by the distributor.

Our revenue reporting is dependent on receiving accurate data from our distributors in a timely fashion. Most distributors provide us information about the end customer when products are purchased for resale. Distributors also provide periodic data regarding the products in stock as well as product, price, quantity, and end customer when products are resold. In determining the appropriate amount of revenue to recognize, we use this data and apply judgment in reconciling differences between their reported inventories and activities. If distributors incorrectly report their inventories or activities or if our judgment is in error, it could lead to inaccurate reporting of our revenues and deferred income and net income.

•	Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. As part of the estimation process, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

•	Inventory. Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and overhead. Allowances when required are made to reduce carrying values of inventories to their estimated net realizable values. The write down of our inventory for estimated obsolescence or unmarketable inventory is equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. These assumptions are based on our analysis of various factors, including a review of specific transactions, historical experience and current market and economic conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

•	Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In addition we perform an impairment assessment when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-live assets could be required.

Results of Operations
      The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

	Year Ended March 31,

	2005	2004	2003

Consolidated Statement of Operations Data:
Revenues:
Product sales	94%	88%	79%
Development contracts and other	6	12	21

Total revenues	100	100	100

Cost of revenues:
Product sales	48	53	65
Development contracts and other	6	4	4

Total cost of revenues	54	57	69

Gross profit	46	43	31

Operating expenses:
Research and development	178	295	402
Sales, general and administrative	113	116	159
Amortization of deferred stock compensation	—	—	27
Restructuring expenses	—	—	43

Total operating expenses	291	411	631

Operating Loss	(245)	(368)	(600)

Other income (expense), net
Interest income	12	17	31
Interest expense	—	—	—
Gain on sale of software business	—	393	—

Other income (expense), net	12	410	31

Net income (loss) before taxes	(233)	42	(569)
Income taxes	—	1	—

Net income (loss)	(233)%	41%	(569)%

Results of Operations for the Fiscal Years Ended March 31, 2005, 2004 and 2003
      Revenues. Revenues were $3.3 million, $2.3 million and $2.2 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Revenues increased $1.0 million in fiscal year 2005 compared to fiscal year 2004. The increase in revenue for fiscal year ended March 31, 2005 was primarily the result of an increase in units shipped to customers. Revenues were relatively flat in fiscal year 2004 compared to fiscal year 2003. We generate most of our revenues from design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.
      Export revenues, consisting primarily of product sales and development contracts to OEMs, sales representatives and distributors in Asia, represented 89%, 76% and 86% of total revenues in fiscal years 2005, 2004 and 2003, respectively. All export revenues are denominated in United States dollars. We believe export sales will represent a majority of our revenues in the foreseeable future.
      Gross margin. Gross margin increased to 46% in fiscal year 2005 compared to 43% in fiscal 2004 primarily due to improved manufacturing yields and lower production costs. Gross margin increased to 43% in fiscal year 2004 compared to 31% in fiscal year 2003 primarily due to lower overhead burden and sale of inventories previously reserved for in fiscal year 2002. The reduction in overhead burden was due to lower headcount and facilities costs.
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
      Research and development expenses were $5.8 million, $6.8 million and $9.0 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The decrease in research and development expense in absolute dollars and as a percentage of revenues from fiscal 2004 to fiscal 2005 is primarily due to a write-off of license technology totaling $1.5 million in fiscal 2004 without a comparable write-off in fiscal 2005. The decrease in research and development expense in absolute dollars and as a percentage of revenues from fiscal 2003 to fiscal 2004 resulted from the sale of our software business unit to MediaTek, Inc. in July 2003, partially offset by a write-off of license technology in fiscal 2004. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to slightly increase compared to the fourth quarter of fiscal 2005 expenses on an annualized basis.
      Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $3.7 million, $2.7 million and $3.5 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The increase in sales, general and administrative expenses from fiscal year 2004 to fiscal year 2005 is primarily the result of hiring a direct sales staff in fiscal 2005, the related travel incurred by the sales staff, higher sales commission paid to sales staff and increased legal and audit fees. The decreases in sales, general and administrative expenses from fiscal year 2003 to fiscal year 2004 resulted from a reduction in workforce and other cost cutting measures. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the costs of compliance with the requirements established by the section 404 of the Sarbanes-Oxley Act of 2002.
      Amortization of deferred stock compensation. We grant stock options to hire, motivate and retain employees. We incurred stock compensation expense of $0.0 million, $0.0 million and $0.6 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
      Gain on Sale of Software Unit. The Company recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10 million in cash in the fiscal year ended March 31, 2004. Expenses related to this transaction amounted to $0.9 million.
      Restructuring Charges. During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and termination of an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and

6% of sales and marketing staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building. The restructuring plan was completed as of March 31, 2004.
      The following table summarizes the activity associated with the restructuring liabilities (in thousands):

			Severances
	License	Leased	and
	Technology	Facilities	Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Non-cash charges	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	—	23	—	23
Cash charges	—	(23)	—	—

Balance at March 31, 2004	$—	$—	$—	$—

      Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and the gain on sale of our software business unit. Other income, net was $0.4 million, $9.5 million and $0.7 million for fiscal years 2005, 2004 and 2003, respectively. Other income, net, generated in the fiscal year ended March 31, 2005 was primarily a result of interest income earned from our investments. Other income, net, generated in the fiscal years ended March 31, 2004 primarily resulted from a gain of $9.1 million on sale of our software business and software-related assets to MediaTek, Inc. Other income, net, generated in the fiscal year ended March 31, 2003 was primarily a result of interest income earned from our investments.
      Provision for income taxes. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses for each of the fiscal years ended March 31, 2005 and 2003, and therefore made no provision for income tax in these fiscal years. A provision for income tax for fiscal 2004 was recorded despite our prior years’ net operating losses. This was attributable to the US federal alternative minimum tax applied on the gain of the software business unit. As of March 31, 2005, we had federal, state, and foreign net cumulative operating losses of approximately $53 million, $17 million and $3.8 million, respectively, which are available to offset future taxable income. If not used, these net operating losses will expire on various dates through 2025, 2015 and 2007, respectively.
Liquidity and Capital Resources
      During the fiscal year ended March 31, 2005, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $7.6 million, an increase in accounts receivable of $0.5 million, partially offset by an increase in accounts payable and accrued expenses of $1.2 million and depreciation and amortization expense of $1.3 million. During the fiscal year ended March 31, 2004, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $8.5 million, a decrease in accrued expenses and accounts payable of $0.7 million, partially offset by a gain on the sale of our software business unit of $9.1 million, non-cash expenses of $3.0 million and a decrease of $0.5 million in inventories. During the fiscal year ended March 31, 2003, net cash used in operating activities was $10.5 million, primarily resulting from a net loss of $12.7 million, a decrease in accrued expenses and accounts payable of $0.9 million and an increase in accounts receivable of $0.2 million, partially offset by non-cash expenses of $2.0 million and decreases of $0.8 million and $0.5 million in prepaid expenses and other current assets, and inventories, respectively.

      Cash flows provided by investing activities were $6.4 million in the fiscal year 2005 compared to cash flows used in investing activities of $2.4 million in fiscal year 2004. This increase was primarily due to the sales of short term investments of $12.3 million, partially offset by purchases of short term investments of $6.1 million in fiscal year 2005. Cash flows used in investing activities were $2.4 million in the fiscal year 2004 compared to cash flows provided by investing activities of $15.3 million in fiscal year 2003. This decrease was primarily due to the purchase of investments, partially offset by the proceeds from the sale of our software business unit.
      Net cash flows used in financing activities were $0.2 million and $0.1 million for the fiscal years ended March 31, 2005 and 2004 respectively. The increase in fiscal 2005 compared to fiscal 2004 was primarily the result of payments of capital leases of $0.5 million, partially offset by the proceeds from the sale of common stock of $0.3 million under our Incentive Stock and Employee Stock Purchase Plans. Net cash flows used in financing activities were $0.1 million and $0.2 million for the fiscal years ended March 31, 2004 and 2003 respectively. The financing activities were primarily payments of capital leases and the repurchase of company stock, partially offset by the proceeds from the sale of common stock under our Incentive Stock and Employee Stock Purchase Plans.
      As of March 31, 2005, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at March 31, 2005 was $21.5 million.

Off-Balance Sheet Arrangements
      We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
      We lease facilities under non-cancelable operating leases expiring at various dates through June 2007. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes.
      Future contractual obligations as of March 31, 2005 were as follows (in thousands):

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	165	100	65
Total	165	100	65	—	—
      Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $21.7 million at March 31, 2005, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the fiscal year ended March 31, 2005 we used $5.5 million of cash, cash equivalents and short-term investments.
Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC’s staff regarding the interaction between SFAS 123R, Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. As a result of the Securities and Exchange Commission’s press release issued on April 15, 2005, the Company will be required to comply with SFAS 123R effective the first quarter of fiscal 2007. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial condition. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Stock-Based Compensation” section in Note 1.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of adopting this Statement and does not expect the adoption will have a significant effect on its financial statements.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of SFAS 153 will not have a significant effect on its financial statements.
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision and was effective immediately upon issuance. The Company believes that the adoption of SFAS 109-2 will not have a significant effect on its financial statements.

RISK FACTORS
We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.
      We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and display markets in 1996. We have incurred net losses of approximately $69.7 million from our inception in March 1993 through March 31, 2004. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.
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
      Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues. In fiscal 2005, Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of total revenues in fiscal year ended March 31, 2005, respectively. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of total revenues for the fiscal year ended March 31, 2004, respectively. Sales to Siemens Communications Ltd., Kanematsu Devices Corporation, and Micro Network Korea Co, Ltd. represented 24%, 17% and 10% of our total revenues for the fiscal year ended March 31, 2003, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to any key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.
Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.
      We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2005, 2004 and 2003, research and development expenses represented 178%, 295% and 402% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.
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

•	our failure to complete new product designs in a timely manner;

•	our inability to manufacture our new products according to design specifications;

•	our inability to deliver our products to our customers in a timely manner for any reason, including a lack of manufacturing capacity or the failure of our contracted foundries to meet targeted-manufacturing yields; and

•	our sales force’s and independent distributors’ inability to create adequate demand for our products.
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
      Some of our current and potential competitors operate their own fabrication facilities or have a longer operating history and significantly greater financial, sales and marketing resources. They may also have pre-existing relationships with our customers or potential customers. As a result, these competitors may be able to adapt more quickly to new or emerging products, develop new technologies, or address changes in customer requirements or devote greater resources to the development and promotion of strategic relationships among themselves or with existing or potential customers. It is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could harm our business, results of operations and financial condition by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.
We depend on three independent foundries to manufacture our products based on our forecasts, which could result in an oversupply or undersupply of products.
      We do not own or operate our own fabrication facility. We currently depend upon two outside foundries for the manufacture of our products, United Manufacturing Corporation, or UMC, located in Taiwan and HuaHong NEC in the People’s Republic of China. We do not have long term supply agreements with these foundries to manufacture our semiconductor products and each has limited manufacturing capacity.
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
      Even our current outside foundries would need to have manufacturing processes qualified in the event of a disruption at the other foundry, which we may not be able to accomplish in a timely manner sufficient to prevent an interruption in the supply of the affected products. We cannot provide assurance that any existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields in the future, or will continue to have sufficient capacity to meet our needs. If our manufacturing requirements are not satisfied, our business would be materially harmed.
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
      Sales of our products to our OEM customers and to distributors located outside the United States accounted for 89%, 76% and 86% of our total revenues in fiscal years 2005, 2004 and 2003. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.
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
      We have in the past and may in the future experience rapid growth and expansion in our business and operations. Our growth has placed, and may continue to place, a significant strain on our administrative, operational and financial resources and increased demands on our systems and controls. Our future growth may require the implementation of a variety of new and upgraded operational and financial systems, procedures and controls, including improvement of our accounting and other internal management systems, all of which may require substantial managerial effort. We cannot provide assurance that these efforts would be accomplished successfully. Our growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel, and may require that we recruit, hire and train a substantial number of new personnel. Our failure to manage our past and future growth could prevent us from successfully achieving market acceptance for our products, disrupt our operations, delay our expansion and harm our business.
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
We depend on third-party subcontractors for assembly of our semiconductors which reduces our control over the delivery, quantity, quality, or cost of our products.
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
      We currently have two patents in the United States, and we may seek additional patents in the future. Because the content of patent applications in the United States is not publicly disclosed until the patent is issued, applications may have been filed which relate to our products or processes. We cannot assure you that our current patent applications or any future patent applications will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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
Quantitative and Qualitative Discussion of Market Interest Rate Risk
      Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and we presently invest entirely in short-term, investment grade, government and corporate securities. These securities are highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 100 basis points change in interest rates would not have a material effect on the fair market value of our portfolio due mainly to the short-term nature of the major portion of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk
      We are an international company, selling our products globally and, in particular, in Japan, Korea, the People’s Republic of China and Taiwan. Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People’s Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 100 basis points change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tvia, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tvia, Inc. and its subsidiary at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 17, 2005

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,078	$3,259
Short-term investments	17,664	23,947
Accounts receivable, net	792	295
Inventories	598	602
Other current assets and prepaid expenses	881	1,241

Total current assets	24,013	29,344
Property and equipment, net	1,088	1,947
Other assets	386	112

Total assets	$25,487	$31,403

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$302	$201
Accrued liabilities and other	1,738	657
Short-term portion of capital leases	—	486
Short-term portion of notes payable	460	—

Total current liabilities	2,500	1,344
Long-term portion of notes payable	345	—

Total liabilities	2,845	1,344

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value: 5,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value: 125,000 shares authorized; 23,171 and 22,576 shares outstanding, respectively	23	23
Additional paid-in-capital	93,118	92,798
Accumulated comprehensive income (loss)	(89)	8
Accumulated deficit	(69,660)	(62,020)
Treasury stock	(750)	(750)

Total stockholders’ equity	22,642	30,059

Total liabilities and stockholders’ equity	$25,487	$31,403

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,

	2005	2004	2003

Revenues:
Product sales	$3,098	$2,042	$1,771
Development contracts and other	183	267	461

Total revenues	3,281	2,309	2,232

Cost of revenues:
Product sales (excluding amortization of deferred compensation of $0, $0 and $9, respectively)	1,587	1,235	1,460
Development contracts and other	198	88	83

Total cost of revenues	1,785	1,323	1,543

Gross profit	1,496	986	689

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $0, $0 and $155, respectively)	5,829	6,823	8,983
Sales, general and administrative (excluding amortization of deferred stock compensation of $0, $0 and $431, respectively)	3,703	2,667	3,545
Amortization of deferred stock compensation	—	—	595
Restructuring charges	—	—	950

Total operating expenses	9,532	9,490	14,073

Operating loss	(8,036)	(8,504)	(13,384)

Other income (expense), net:
Interest income	406	401	703
Interest expense	(10)	(11)	(14)
Sale of software business	—	9,075	—

Other income (expense), net	396	9,465	689

Income (loss) before taxes	(7,640)	961	(12,695)
Income taxes	—	25	—

Net income (loss) after taxes	$(7,640)	$936	$(12,695)

Basic and diluted net income (loss) per share:	$(0.33)	$0.04	$(0.58)

Shares used in computing basic net income (loss) per share	22,827	22,323	21,952

Shares used in computing diluted net income (loss) per share	22,827	23,982	21,952

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock				Accumulated
			Additional	Deferred	Other
		Par	Paid-In	Stock	Comprehensive	Accumulated	Treasury	Stockholder’s
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Stock	Equity

Balance at March 31, 2002	22,161,748	22	92,388	(595)	31	(50,261)	(660)	40,925
Amortization of deferred stock compensation	—	—	—	595	—	—	—	595
Purchase of treasury stock	(143,700)	—	—	—	—	—	(90)	(90)
Repurchase of common stock	(93,691)	—	(14)	—	—	—	—	(14)
Issuance of Common stock under ESPP and through exercises of stock options	238,865	—	70	—	—	—	—	70
Unrealized loss on available-for-sale investments	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	(12,695)		(12,695)

Balance at March 31, 2003	22,163,222	22	92,444	—	6	(62,956)	(750)	28,766
Issuance of Common stock under ESPP and through exercises of stock options	412,767	1	354	—	—	—	—	355
Unrealized gain on available-for-sale investments	—	—	—	—	2	—	—	2
Net Income	—	—	—	—	—	936	—	936

Balance at March 31, 2004	22,575,989	$23	$92,798	$—	$8	$(62,020)	$(750)	$30,059
Issuance of Common stock under ESPP and through exercises of stock options	595,057	—	320	—	—	—	—	320
Unrealized loss on available-for-sale investments	—	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	—	(7,640)	—	(7,640)

Balance at March 31, 2005	23,171,046	$23	$93,118	$—	$(89)	$(69,660)	$(750)	$22,642

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$(7,640)	$936	$(12,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	1,276	1,748	1,565
Amortization of deferred stock compensation	—	—	595
Write-down of license technology	—	1,449	69
Gain on sale of software unit	—	(9,075)	—
Loss on retirement of fixed assets	104
Changes in operating assets and liabilities:
Accounts receivable	(497)	36	(167)
Inventories	4	453	455
Prepaid expenses and other current assets	126	(269)	598
Accounts payable	101	(150)	(340)
Accrued expenses	1,081	(518)	(596)

Net cash used in operating activities	(5,445)	(5,390)	(10,516)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(6,137)	(39,977)	(32,220)
Proceeds from sale of available-for-sale investments	12,324	29,369	47,918
Proceeds from sale of software unit	753	8,373	—
Purchase of property and equipment	(503)	(92)	(366)
Purchase of intangible assets	—	(44)	(27)

Net cash provided by (used in) investing activities	6,437	(2,371)	15,305

Cash Flows from Financing Activities:
Repayments of capital leases	(493)	(415)	(120)
Proceeds from issuance of common stock	320	355	56
Treasury stock repurchase	—	—	(90)

Net cash used in financing activities	(173)	(60)	(154)

Net increase (decrease) in cash and cash equivalents	819	(7,821)	4,635
Cash and cash equivalents at beginning of period	3,259	11,080	6,445

Cash and cash equivalents at end of period	$4,078	$3,259	$11,080

Supplemental Cash Flow Information:
Interest paid	$10	$11	$14

Acquisition of property and equipment under capital leases	$—	$—	$1,021

Notes payable issued for the right to the use of design software	$920	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Tvia, Inc and its subsidiary. (the “Company”) is a fabless semiconductor company focused on designing, producing and Marketing display processors for the digital and interactive TV market. The Company offers a family of flexible, high-quality display processors to TV manufacturers, creating next-generation digital high definition LCD TV, ED progressive-scan CRT TV and interactive multimedia display processors for Interactive Set Top Boxes.
      The Company has a subsidiary in the People’s Republic of China that supports the company’s research and development activities and performs product testing and sales support functions.

Use of Estimates
      The preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
      On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Tvia, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents and Short-Term Investments
      The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive loss in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in other income (expense) in the consolidated statements of operations.

Allowance for Sales Returns and Doubtful Accounts
      Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns. No sales return allowances have been recorded during fiscal years 2005, 2004 and 2003 based on these factors. Allowance for doubtful accounts is established as management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews the allowance for doubtful accounts monthly. Past due balances over

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that receivable will not be recovered.

Inventories
      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and include materials, labor and overhead. Allowances when required are made to reduce carrying values of inventories to their estimated net realizable values.

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

Impairment of Long-Lived Assets
      The Company reviews long-lived assets and certain identifiable intangibles for impairment. The Company reviews assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. If an asset is considered to be impaired, the impairment reflects the amount by which the carrying value of the asset exceeds its estimated fair market value.

Revenue Recognition
      The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company warrants its products, however warranty claims historically have been insignificant.
      Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized as revenue upon achievement of NRE milestones.

Software Development Costs
      The Company has expensed all software development costs to date as substantially all of such development costs have been incurred prior to the Company’s products attaining technological feasibility.

Research and Development Expenses
      Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities. The Company expenses all research and development related costs in the period in which such costs are incurred.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. As of March 31, 2005 and 2004 the Company recorded a full valuation allowance for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.

Comprehensive Income (Loss)
      Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available for sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Year Ended March 31,

	2005	2004	2003

Net income (loss)	$(7,640)	$936	$(12,695)
Unrealized gain (loss) on available-for-sale-investments	(97)	2	(25)

Comprehensive income (loss)	$(7,737)	$938	$(12,720)

Stock-Based Compensation
      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized over the vesting period on an accelerated basis consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on our net loss and net loss per share if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	For the Year Ended March 31,

	2005	2004	2003

Net income (loss) as reported	$(7,640)	$936	$(12,695)
Add: stock-based compensation expense included in net income (loss)	—	—	595
Less: stock based compensation determined under SFAS No. 123	(1,071)	(1,315)	(2,195)

Pro-forma net income (loss)	$(8,711)	$(379)	$(14,295)

Basic and diluted net income (loss) per share
As reported	$(0.33)	$0.04	$(0.58)
Pro-forma	$(0.38)	$(0.02)	$(0.65)
      The fair value of each option grant and stock purchase right were estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 8.

Net Income (Loss) Per Share
      Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options and warrants.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC’s staff regarding the interaction between SFAS 123R, Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. As a result of the Securities and Exchange Commission’s press release issued on April 15, 2005, the Company will be required to comply with SFAS 123R effective the first quarter of fiscal 2007. The Company is currently evaluating which transition method and pricing model to adopt, and assessing the effects of adopting SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial condition. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Stock-Based Compensation” section in Note 1.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense,

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of adopting this Statement and does not expect the adoption will have a significant effect on its financial statements.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that the adoption of SFAS 153 will not have a significant effect on its financial statements.
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision and was effective immediately upon issuance. The Company believes that the adoption of SFAS 109-2 will not have a significant effect on its financial statements.

Note 2.	Balance Sheet Components (in thousands)

	March 31,	March 31,
	2005	2004

Accounts receivable, net:
Trade receivables	$912	$298
Less: Allowance for doubtful accounts	(120)	(3)

	$792	$295

Inventories:
Work-in-process	$515	$207
Finished goods	83	395

	$598	$602

Property and equipment, net:
Furniture and fixtures	$76	$39
Machinery and equipment	2,838	2,775
Software	2,851	2,851

	5,765	5,665
Less: Accumulated depreciation and amortization	(4,677)	(3,718)

	$1,088	$1,947

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation expense for fiscal years ended March 31, 2005, 2004 and 2003 was $1,148, $1,559 and $1,312 respectively.

Other assets:
License technology	$482	$81
Less: Amortization	(128)	(1)

License technology, net	354	80
Deposits	32	32

	$386	$112

Accrued expenses:
Accrued compensation costs	$492	$421
Accrued license technology	700	13
Accrued audit and legal	192	15
Other	354	208

	$1,738	$657

Note 3.	Short-term Investments
      The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months

	Cost	Aggregate	Unrealized
As of March 31, 2005	Value	Fair Value	Gain/(Loss)

	(In thousands)
U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

	Mature Less Than 12 Months			Mature in 12 Months or More

	Cost	Aggregate	Unrealized	Cost	Aggregate	Unrealized
As of March 31, 2004	Value	Fair Value	Gain/(Loss)	Value	Fair Value	Gain/(Loss)

	(In thousands)			(In thousands)
U.S. government and agency securities	$—	$—	$—	$6,000	$6,000	$—
U.S. corporate and bank debt	9,392	9,395	3	8,547	8,552	5

Total	$9,392	$9,395	$3	$14,547	$14,552	$5

Note 4.	Sale of Software Business and Software-Related Assets
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

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company reported a gain of $9.1 million from this transaction in the results of operations in the fiscal year ended March 31, 2004. At March 31, 2004, $750,000 was in an escrow account and that amount was received in April 2004.

Note 5.	Restructuring Charges and Impairment Charge

Restructuring Charges.
      During the fiscal year ended March 31, 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and termination of an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building. The restructuring plan was completed as of March 31, 2004.
      The following table summarizes the activity associated with the restructuring liabilities (in thousands):

	License	Leased	Severances
	Technology	Facilities	and Benefits	Total

Balance at March 31, 2002	$—	$—	$—	$—
Additions	69	162	719	950
Non-cash charges	(69)	—	—	(69)
Cash charges	—	(139)	(719)	(858)

Balance at March 31, 2003	—	23	—	23
Cash charges	—	(23)	—	—

Balance at March 31,2004	$—	$—	$—	$—

Impairment Charges
      The Company wrote off $1.5 million of license technology in the third quarter of fiscal year 2004 related to a change in the product development plan.

Note 6.	Income Taxes
      The Company recorded a provision of $25,000 for Federal alternative minimum tax, applied on the gain of the software business unit, and none for state and foreign income taxes in the fiscal year ended March 31, 2004. There were no provisions for income taxes in the fiscal years ended March 31, 2005 and 2003.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred income tax asset are as follows:

	March 31,

	2005	2004

	(In thousands)
Net operating losses	$19,566	$16,073
Reserve for accruals not deducted for tax purposes	677	977
Available tax credit carry forwards	2,618	2,784
Other timing differences	1,818	1,870

Gross deferred tax asset	24,679	21,704
Valuation allowance	(24,679)	(21,704)

Net deferred tax asset	$—	$—

      At March 31, 2005, the Company had net cumulative operating loss carry forwards for federal, state and foreign income tax purposes of approximately $53 million, $17 million and $3.8 million, respectively. The federal net operating loss carry forwards expire on various dates through 2025. The state net operating loss carry forwards expire on various dates through 2015. The foreign net operating losses expire on various dates starting in 2007. As of March 31, 2005, the Company had federal and state tax credit carry forwards of approximately $1.5 million and $1.7 million, respectively available to offset future taxes.
      Utilization of net operating losses may be subject to annual limitations due to ownership change limitations imposed by the Internal Revenue Service and similar state provisions. A full valuation allowance has been established for the Company’s deferred tax assets at March 31, 2005 and 2004 since realization of such assets through the generation of future taxable income is uncertain.
      A China subsidiary of the Company, Tvia, Inc. China, has been granted a full exemption from Enterprise Income Tax (“EIT”) in accordance with the PRC Law of Enterprise Income Tax, for the first two years and a 50% reduction in EIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward (available for carry forward for a maximum of five years). As of March 31, 2005, no EIT was payable.
      The difference between the actual tax provision (benefit) and the amount obtained by applying the U.S. Federal statutory rate to income (loss) before provision for income taxes (benefit) is as follows:

	March 31,

	2005	2004

	(In thousands)
Tax provision (benefit) at statutory rate	(34.0)%	34.0%
Valuation allowance	39.0%	25.4%
Other	(5.0)%	3.6%
Utilization of net operating losses	0.0%	(60.2)%

	0.0%	2.8%

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Earnings per Share
      The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share
	data)
Net income (loss)	$(7,640)	$936	$(12,695)

Basic and diluted;
Weighted average shares of common stock outstanding	22,827	22,340	22,053
Less: Weighted average shares of common stock subject to repurchase	—	(17)	(101)

Weighted average shares used in computing basic net income (loss) per share	22,827	22,323	21,952
Diluted effect of common share equivalents	—	1,659	—
Weighted average shares used in computing diluted net income (loss) per share	22,827	23,982	21,952

Basic and diluted net income (loss) per share	$(0.33)	$0.04	$(0.58)

Options and warrants excluded from the computation of diluted net income (loss) per share	5,382	1,364	4,710

Excluded options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future.

Note 8.	Stockholders’ Equity and Employee Compensation Plans

Stock Option Plans

2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan
      The 2000 Stock Incentive Plan (the “2000 Plan”) provides for the issuance of shares of the Company’s common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options as well as stock appreciation rights, restricted stock and stock units. To date the Company has only granted stock options under the 2000 Plan. The 2000 Plan provides for the issuance of up to 2,333,333 shares of common stock, plus, commencing on January 1, 2001, annual increases equal to the least of 73,000 shares (amended on August 21, 2001 to 730,000 shares), 3% of the fully diluted outstanding common stock on January 1 of each year, or a lesser amount determined by the Board of Directors. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is par value of the Company’s common stock. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant. As of March 31, 2005, 1,997,335 shares were available for grant under the 2000 Plan.
      In March 2000, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). A total of 333,333 shares (amended in May 2004 to 833,333 shares) of the Company’s common stock

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were reserved for issuance under the ESPP, plus, commencing on April 1, 2001, annual increases equal to the least of 83,333 shares, 3% of the outstanding common stock on such date, or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the 24 month period at which an eligible employee is enrolled, or the end of each six-month accumulation period, whichever is lower. Employees purchased 98,699, 117,745 and 39,851 in fiscal 2005, 2004 and 2003, respectively. As of March 31, 2005, 657,014 shares were available for purchase under the ESPP.

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
      Options generally expire in ten years. Vesting periods are determined by the Board of Directors; however, options generally vest ratably over four years beginning one year after the date of grant. Options may be exercised prior to full vesting. Any unvested shares so exercised are subject to a repurchase right in favor of the Company with the repurchase price to be equal to the original purchase price of the stock. The right to repurchase at the original price lapses at a minimum rate of 20% per year over five years from the date the options granted. The 2000 Plan is the successor to the 1999 Plan. Since the 2000 Plan became effective the 1999 plan was terminated and no further grants were made under the 1999 Plan. All shares and future cancellations were merged into the 2000 Plan.

Out of Plan Options
      In November 2001, the Company issued two out of plan non-qualified options to acquire the Company’s common stock. One grant was for 800,000 shares, vesting over a four-year period. The second grant was for 200,000 shares, vesting over a six-year period but with a provision for earlier vesting one year after the grant date provided that certain criteria are achieved. Both grants had an exercise price of $1.27 per share, the fair market value on the date of grant, and expire in ten years.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under all of the Company’s stock option plans and out-of-plan options:

	Outstanding	Weighted Average
	Options	Exercise Price

Balance at March 31, 2002	4,161,653	$2.62
Granted	2,33,401	0.86
Exercised	(199,014)	0.26
Cancellations	(1,746,232)	2.81

Balance at March 31, 2003	4,449,808	1.79
Granted	1,347,333	1.43
Exercised	(295,022)	0.64
Cancellations	(607,736)	1.88

Balance at March 31, 2004	4,894,383	1.74
Granted	1,714,010	1.44
Exercised	(496,358)	0.51
Cancellations	(729,501)	2.17

Balance at March 31, 2005	5,382,534	$1.71

Options Outstanding			Options Exercisable

	Weighted
Number	Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
at March 31,	Contractual	Exercise	at March 31,	Exercise
2005	Life	Price	2005	Price

545,107	7.26	$0.48	399,851	$0.47
513,042	8.23	0.75	201,728	0.60
1,000,000	6.67	1.27	1,000,000	1.27
675,000	9.55	1.43	0	0.00
802,000	9.19	1.48	50,000	1.50
5,000	9.86	1.51	0	0.00
804,894	8.50	1.57	431,564	1.57
559,089	6.71	1.91	543,883	1.91
445,735	5.37	5.42	445,234	5.43
32,667	5.33	11.00	32,667	11.00

5,382,534	7.78	$1.71	3,104,927	$1.98

      The weighted average fair values of options granted in fiscal years 2005, 2004 and 2003 were $0.94, $0.86 and, $0.90, respectively. The fair value of each option grant and stock purchase right is

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Incentive Plans
	March 31,

	2005	2004	2003

Risk-free Interest Rate	3.45%	2.65%	1.25%
Expected Life of Options from Grant Date	5.6 years	4.5 years	4.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Stock Volatility	92.3%	92.0%	90.0%

	Employee Stock Purchase Plans
	March 31,

	2005	2004	2003

Risk-free Interest Rate	2.07%	0.94%	1.25%
Expected Life of Options from Grant Date	0.5 years	0.5 years	0.5 years
Expected Dividend Yield	0.0%	0.0%	0.0%
Expected Stock Volatility	79.3%	85.0%	90.0%
      The weighted average fair values of the purchase rights granted in fiscal years 2005, 2004 and 2003 were $0.74, $0.48 and $0.18, respectively.

Deferred Stock Compensation
      Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the individual award, generally four years. This method is in accordance with FIN No. 28. The Company had not recorded any unearned stock-based compensation in the fiscal years ended March 31, 2005, 2004 and 2003, and has amortized deferred stock compensation of $0.0 million, $0.0 million and $0.6 million, in these periods, respectively.

Stock Repurchase Agreements
      In connection with the exercise of options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any shares at the original exercise price of the shares upon termination of employment. The repurchase right lapses ratably over the vesting term of the original grant. As of March 31, 2005 no shares were subject to repurchase by the Company.

401(k) Plan
      The Company maintains a retirement and deferred savings plan for its employees in the United States of America (the “401(k) Plan”), who meet certain age and service requirements. The 401(k) Plan provided that each participant may defer up to 15% of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law, with the Company contributing a matching 25 percent of their contribution, up to 3 percent of their annual compensation. Substantially all of the Company’s employees are eligible to participate in the Tvia 401(k) Plan. The Company contributed $60,000, $59,000 and $98,000 to the 401(k) Plan for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Certain Risks
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
      Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Year Ended
	March 31,

	2005	2004	2003

Customer A	17%	15%	17%
Customer B	34%	12%	*
Customer C	*	12%	*
Customer D	*	10%	*
Customer E	10%	*	10%
Customer F	*	*	24%

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
      As of March 31, 2005 and 2004, accounts receivable were concentrated with customers as follows:

	March 31,

	2005	2004

Customer A	*	20%
Customer B	*	15%
Customer C	*	17%
Customer D	16%	*
Customer E	27%	*
Customer F	20%	*
Customer G	27%	*

(* = less than 10%)

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of activities in allowance for doubtful accounts and returns (in thousands)

	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Write-offs	End of Period

Year Ended March 31, 2005
Allowance for doubtful accounts	$3	$117	$0	$120
Year Ended March 31, 2004
Allowance for doubtful accounts	$50	$15	$62	$3
Year Ended March 31, 2003
Allowance for doubtful accounts	$112	$8	$70	$50

Vendor Concentration
      The Company does not own or operate a fabrication facility, and accordingly relies substantially on two outside foundries, United Manufacturing Corporation (“UMC”) and Hua Hong Nippon Electronics Co. (“HHNEC”) to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.
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

Note 10.	Segment and Geographic Information
      The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.
      The Company has operations in the United States and China. The total assets in the China subsidiary as of March 31, 2005, 2004 and 2003 were not material to the Company’s consolidated financial statements.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Year Ended
	March 31,

	2005	2004	2003

United States	11%	24%	14%
Europe	34%	24%	35%
China	13%	18%	25%
Japan	20%	15%	16%
Korea	10%	*	10%

(* Less than 10%)

Note 11.	Commitments and Contingencies

Stock Repurchase
      On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of March 31, 2005, the Company acquired 143,700 shares on the open market that it holds as treasury stock.
      On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of March 31, 2005, the Company had not repurchased any shares of common stock under this program.

Litigation
      The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the Company is unaware of any claims which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Leases Commitments
      The Company leases its facilities under non-cancelable operating leases expiring at various dates through June 2007. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the years ended March 31, 2005, 2004 and 2003, were approximately $0.2 million, $0.2 million and $0.6 million, respectively.
      The Company leased certain fixed assets under capital leases which expired at various dates through February 2005. In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable.

TVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future payments due under operating leases as of March 31, 2005 are as follows (in thousands):

	Operating
	Notes	Operating
Fiscal Year	Payable	Leases	Total

2006	$500	$100	$600
2007	375	65	440

Total minimum payments	875	$165	$1,040

Less: Amount representing interest	(70)

Present value of minimum payments	805
Less: Current portion	(460)

Long term portion	$345

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain, and our management is responsible for “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
      The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders to be held on August 11, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”
      Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James Bunker (Chairperson), R. David Dicioccio and Mark Mangiola, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that R. David Dicioccio and Mark Mangiola are each an “audit committee financial expert” as defined SEC regulations.
      The Company has adopted a code of ethics, the Tvia Code of Business Conduct and Ethics (the “Code”), that applies to all directors and employees, including Tvia’s principal executive officer, principle financial officer and controller on March 22, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.tvia.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics on the Company’s website at http://www.tvia.com.

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
EQUITY COMPENSATION PLAN INFORMATION
      Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of March 31, 2005.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued		Weighted-Average	Equity Compensation
	Upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	In Column (a)

Equity compensation plans approved by security holders	4,382,534	(1)	$1.81	2,654,349
Equity compensation plans not approved by security holders	1,000,000	(2)	$1.27	—

Totals	5,382,534		$1.71	2,654,349	(3)

(1)	Includes shares to be issued upon exercise of outstanding options and warrants granted under the 1999 Plan and the 2000 Plan. Options or warrants to purchase shares of the Company’s Common Stock are no longer granted under the 1999 Plan.

(2)	In November 2001, the Company issued two out-of-plan non-qualified options. The first grant is for 800,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. The option vests over a four year period. The second grant is for 200,000 shares of Common Stock, with an exercise price of $1.27, the fair market value on the date of grant. If certain performance objectives are met, the second option will vest ratably over 48 months beginning on the last day of the first month following the first anniversary of the vesting commencement date. If the performance objectives are not met, the option will vest in full on the sixth anniversary of the vesting commencement date.

(3)	Includes 657,014 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on April 1, of every year, by the lesser of: 83,333 shares; 3% of the outstanding Common Stock on such date; or a lesser amount determined by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s Common Stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the six-month period at which an eligible employee is enrolled, or the end of each six-month accumulation period, whichever is lower.

Item 13.	Certain Relationships and Related Transactions
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)     Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Tvia, Inc., under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number		Description of Document

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc.
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10	.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-30539)).
10.4		Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5		UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.6#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.7#	Confidential Severance Agreement and Change Status Release dated March 11, 2005 by and between the Company and Kenny Liu (incorporated by reference to Form 8-K, filed March 15, 2005) (File No. 0-30539)
10.8		Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9		First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10		Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.11		Third Amendment to Lease Agreement dated June 27, 2003 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10.12		Fourth Amendment to Lease Agreement dated June 7, 2004 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10.13		Fifth Amendment to Lease Agreement dated May 17, 2005 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10	.14#	Option Agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

Exhibit
Number		Description of Document

10	.15#	Option agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.16#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 45 of this Form 10-K).
31.1		Rule 13a-14(a) certification of Chief Executive Officer
31.2		Rule 13a-14(a) certification of Chief Financial Officer
32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32	.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.
(c)     Financial Statement Schedules.
      See Item 15(a)(1) and (a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVIA, INC.

By	/s/ ELI PORAT

Eli Porat
Chief Executive Officer and President
Date: June 17, 2005
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Porat and Diane Bjorkstrom, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ELI PORAT Eli Porat	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 17, 2005

/s/ DIANE BJORKSTROM Diane Bjorkstrom	Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2005

/s/ KENNY LIU Kenny Liu	Director	June 17, 2005

/s/ YVES FAROUDJA Yves Faroudja	Director	June 17, 2005

/s/ JAMES BUNKER James Bunker	Director	June 17, 2005

Name	Title	Date

/s/ MARK MANGIOLA Mark Mangiola	Director	June 17, 2005

/s/ R. DAVID DICIOCCIO R. David Dicioccio	Director	June 17, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc.
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10	.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-30539)).
10.4		Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5		UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.6#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.7#	Confidential Severance Agreement and Change Status Release dated March 11, 2005 by and between the Company and Kenny Liu (incorporated by reference to Form 8-K, filed March 15, 2005) (File No. 0-30539)
10.8		Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9		First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10		Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.11		Third Amendment to Lease Agreement dated June 27, 2003 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10.12		Fourth Amendment to Lease Agreement dated June 7, 2004 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10.13		Fifth Amendment to Lease Agreement dated May 17, 2005 between Koll/Intereal Bay Area and IGS Technologies, Inc.
10	.14#	Option Agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.15#	Option agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

Exhibit
Number		Description of Document

10	.16#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 45 of this Form 10-K).
31.1		Rule 13a-14(a) certification of Chief Executive Officer
31.2		Rule 13a-14(a) certification of Chief Financial Officer
32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32	.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.