Form 10-Q
period 2005-06-30
TVIA INC
filed 2005-08-15
CIK 1109279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 0-30539
TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3175152

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
4001 Burton Drive, Santa Clara, California 95054
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (408) 982-8588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2005, 23,363,201 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2005

i

PART I: FINANCIAL INFORMATION
     ITEM 1: FINANCIAL STATEMENTS
TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	June 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,849	$4,078
Short-term investments	13,299	17,664
Accounts receivable, net	1,218	792
Inventories	880	598
Other current assets and prepaid expenses	912	881

Total current assets	22,158	24,013

Property and equipment, net	894	1,088
Other assets	267	386

Total assets	$23,319	$25,487

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$432	$302
Accrued liabilities and other	1,165	1,738
Short-term portion of notes payable	460	460

Total current liabilities	2,057	2,500

Long-term portion of notes payable	230	345

Total liabilities	2,287	2,845

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,292 and 23,171 shares outstanding, respectively	23	23
Additional paid-in-capital	93,506	93,118
Accumulated comprehensive loss	(45)	(89)
Accumulated deficit	(71,702)	(69,660)
Treasury stock	(750)	(750)

Total stockholders’ equity	21,032	22,642

Total liabilities and stockholders’ equity	$23,319	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	June 30,
	2005	2004
Revenues	$1,108	$528
Cost of revenues	610	292

Gross profit	498	236

Operating expenses:
Research and development	1,282	1,199
Sales, general and administrative	1,356	661

Total operating expenses	2,638	1,860

Operating loss	(2,140)	(1,624)

Other income, net	98	99

Net loss	$(2,042)	$(1,525)

Basic and diluted net loss per share:	$(0.09)	$(0.07)

Shares used in computing basic and diluted net loss	23,191	22,675

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,042)	$(1,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	311
Stock based compensation	280	—
Changes in operating assets and liabilities:
Accounts receivable	(426)	(50)
Inventories	(282)	(107)
Prepaid expenses and other current assets	(31)	35
Accounts payable	130	59
Accrued liabilities and other	(573)	(42)

Net cash used in operating activities	(2,612)	(1,319)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,240)	1,099
Proceeds from sale of available-for-sale investments	6,650	(1,450)
Proceeds from sale of software unit	—	752
Purchase of property and equipment	(19)	(95)

Net cash provided by investing activities	4,391	306

Cash Flows from Financing Activities:
Repayments of note payable	(115)	(115)
Proceeds from issuance of common stock	107	108

Net cash used in financing activities	(8)	(7)

Net increase (decrease) in cash and cash equivalents	1,771	(1,020)
Cash and cash equivalents at beginning of period	4,078	3,259

Cash and cash equivalents at end of period	$5,849	$2,239

Supplemental Cash Flow Information:
Interest paid	$10	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — INTERIM STATEMENTS
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
     These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2005. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.
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
     On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, stock based compensation and contingencies and litigation, among others. The estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.
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
Cash and Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of short-term investments at the time of purchase. To date, all short-term investments have been classified as available-for-sale and are carried at fair value with unrealized losses, if any, included as a component of accumulated comprehensive loss in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in interest income in the condensed consolidated statements of operations.

Allowance for Sales Returns and Doubtful Accounts
     Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns. No sales return allowances have been recorded during the quarters ended June 30, 2005 and 2004 based on these factors. Allowance for doubtful accounts is established as management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews the allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that receivable will not be recovered.
Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value and include materials, labor and overhead. Allowances when required are made to reduce carrying value of excess and obsolete inventories to their estimated net realizable values.
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
Long-Lived Assets
     The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their estimated fair market value.
Revenue Recognition
     The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Sales to distributors are made under agreements allowing for returns or credits under certain circumstances. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company warrants its products; warranty claims historically have been insignificant.
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

Income Taxes
     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. As of June 30, 2005 the Company recorded a full valuation allowance for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.
Comprehensive Income (Loss)
     Comprehensive income or loss includes all changes in equity during a period from transactions and events from non owner sources. A summary of comprehensive loss is as follows (in thousands):

	For the Three Months
	Ended June 30
	2005	2004

Net loss	$(2,042)	$(1,525)
Change in unrealized gain (loss) on available-for-sale-investments	44	(116)

Comprehensive loss	$(1,998)	$(1,641)

Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a significant impact on its financial condition or results of operations.

Stock-Based Compensation
Effect of Early Adoption of SFAS 123(R)
     Prior to April 1, 2005, the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized over the vesting period on an accelerated basis consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company provided additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. The Company did not recognize compensation expense for these plans because the Company issued options at exercise prices equal to the market value at date of grant.
     Effective April 1, 2005, the Company early adopted SFAS No. 123(R) which revises SFAS 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     For all unvested options outstanding as of April 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to April 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations on an accelerated basis from the date of grant.
     On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation.
     In the quarter ended June 30, 2005 the Company implemented a performance based stock option plan based on achievement of specific Company performance criteria. The requisite service period varies from one to three years for these performance based options.

     The application of SFAS 123(R) had the following effect on Q1 2005 reported statement of operations and earnings per share relative to amounts that would have been reported had SFAS 123(R) not been adopted:

	Without
	SFAS	SFAS
	123(R)	123(R)
	Adjustment	Adjustment	As Reported

Revenue	$1,108	$—	$1,108
Cost of revenue	597	13	610
Gross profit	511	(13)	498
Research and development	1,191	91	1,282
Selling, general & administrative	1,180	176	1,356
Total operating expenses	2,371	267	2,638
Loss from operations	(1,860)	(280)	(2,140)
Net loss	$(1,762)	$(280)	$(2,042)

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.09)

Net cash used in operating activities	$(2,612)	—	$(2,612)
Net cash provided by investing activities	$4,391	—	$4,391
The following table illustrates the effect on the Company’s net loss and net loss per share if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

For the
Quarter
Ended June
30, 2004
Net loss as reported	$(1,525)
Less: stock based compensation determined under FAS 123	(355)

Pro forma net loss	$(1,880)

Basic and diluted net loss per share:
As reported	$0.07
Pro forma	$0.08

Net Loss Per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	2005	2004

Net loss	$(2,042)	$(1,525)

Weighted average shares used in computing basic and net loss per share	23,191	22,675

Basic and diluted net loss per share	$(0.09)	$(0.07)

Options and warrants excluded from the computation of diluted net loss per share	6,833	4,865

Excluded options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

Note 3. Balance Sheet Components (in thousands)

	June 30,	March 31,
	2005	2005

Accounts receivable, net
Trade receivables	$1,338	$912
Less: Allowance for doubtful accounts	(120)	(120)

	$1,218	$792

Inventories:
Work in process	$648	$515
Finished goods	232	83

	$880	$598

Property and equipment, net:
Furniture and fixtures	$468	$441
Machinery and equipment	2,343	2,473
Software	2,851	2,851

	5,662	5,765
Less: Accumulated depreciation and amortization	(4,768)	(4,677)

	$894	$1,088

Other assets:
License technology	$483	$482
Less: Amortization	(248)	(128)

License technology, net	$235	354
Deposits	32	32

	$267	$386

Accrued liabilities and other:
Accrued compensation costs	$672	$492
Accrued license technology	—	700
Accrued audit and legal	146	192
Other	347	354

	$1,165	$1,738

Note 4. Short-term Investments
The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
As of June 30, 2005	Value	Fair Value	Gain/ (Loss)
	(In thousands)
U.S. government and agency securities	$5,000	$4,982	$(18)
U.S. corporate and bank debt	8,344	8,317	(27)

Total	$13,344	$13,299	$(45)

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
As of March 31, 2005	Value	Fair Value	Gain/ (Loss)
	(In thousands)
U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

Note 5. Certain Risks
     The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.
Significant customers
     Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months
	Ended June 30,
	2005	2004
Customer A	*	35%
Customer B	*	20%
Customer C	33%	*
Customer D	14%	*
Customer E	12%	*

(* = less than 10%)
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash in checking and money market accounts in financial institutions. The Company’s accounts receivable are derived primarily from sales to OEMs and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.
     Accounts receivable were concentrated with customers as follows:

	June 30,	March 31,
	2005	2005
Customer A	39%	20%
Customer B	15%	27%
Customer C	13%	*
Customer D	*	16%
Customer E	*	27%

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
     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the 3 Months
	Ended June 30,
	2005	2004

China	54%	*
Europe	*	36%
Japan	*	20%
United States	20%	13%
Taiwan	12%	*

(* = less than 10%)
Note 7. Commitments and Contingencies
Stock Repurchase
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of June 30, 2005, the Company had acquired 143,700 shares on the open market that it holds as treasury stock.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of June 30, 2005, the Company had not repurchased any shares of common stock under this program.
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

     Future payments due under long-term obligations and operating leases as of June 30, 2005 are as follows (in thousands):

Fiscal	Notes	Operating
Year	Payable	Leases	Total
2006	$375	$131	$506
2007	375	151	526

Total minimum payments	750	$282	$1,032

Less: Amount representing interest	(60)

Present value of minimum payments	690

Less: Current portion	(460)

Long term portion	$230

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on June 17, 2005.
     The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variation in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic and international economic and political conditions; and other factors and risks discussed in “Risk Factors” below and elsewhere in this Quarterly Report, and other Tvia filings with the Securities and Exchange Commission.
Overview
     We design, develop and market display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital LCD, HD, and progressive-scan televisions.
     We currently offer five product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; the CyberPro 5202 family, introduced in calendar year 2002; the CyberPro 5300 family, introduced in calendar year 1999; and the CyberPro 5000 family, introduced in calendar year 1998. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products.
     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 80% and 87% of our total revenues for the three months ended June 30, 2005 and 2004, respectively, were derived from customers located outside the United States. Our top three customers, including distributors, accounted for 59% of total revenues for the three months ended June 30, 2005. Our top two customers, including distributors, accounted for 55% of total revenues for the three months ended June 30, 2005.
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
     The sales cycle for the test and evaluation of our products can range from three months to nine months or more, plus an additional three to nine months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Due to these lengthy sales cycles, we typically experience a delay between incurring operating expenses and inventory costs and the generation of revenues from design wins.
     We have sustained operating losses on a quarterly and annual basis since inception. As of June 30, 2005, we had an accumulated deficit of approximately $71.7 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China, that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) collectibility of accounts receivable; (3) valuation of inventories; and (4) impairment of long lived assets. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended March 31, 2005
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the 3 Months
	Ended June 30,
	2005	2004

Revenues	100%	100%
Cost of revenues	55%	55%

Gross profit	45%	45%

Operating expenses:
Research and development	116%	227%
Sales, general and administrative	122%	125%

Total operating expenses	238%	352%

Operating loss	-193%	-307%

Interest income	9%	19%

Net loss	-184%	-288%

     Revenues. Revenues for the three months ended June 30, 2005 increased to $1.1 million from $0.5 million in the comparable period of the prior year. The increase is attributable to increased sales generated by ten new direct sales representatives worldwide and increased sales volume of the TrueView 5600 product line to new customers.
     Gross margin. Gross margin was 45% for both the three-month periods ended June 30, 2005 and June 30, 2004. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.
     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the internet and the broadband network. Research and development expenses were $1.3 million and $1.2 million in the three-month periods ended June 30, 2005 and 2004, respectively. Research and development expenses as a percentage of total revenues were 116% and 227% in the three-month periods ended June 30, 2005 and 2004, respectively. The increase in research and development expenses in absolute dollars is due primarily to stock compensation expense of $0.1 million recorded in the quarter ended June 30, 2005 resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this Form 10-Q.The decrease as a percentage of revenues in the quarter ended June 30, 2005 compared to the same period in the prior fiscal year is attributable primarily to increased revenue in the quarter. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to slightly increase compared to expenses in the first quarter of fiscal 2006.
     Sales, general and administrative. Sales, general and administrative expenses consist primarily of personnel and other costs associated with the management of our business and with the sale and marketing of our products. Sales, general and administrative expenses were $1.4 million and $0.7 million in the three months ended June 30, 2005 and 2004, respectively. Sales, general and administrative expenses as a percentage of total revenues was 122% and 125% in the three months ended June 30, 2005 and 2004, respectively. The increase in sales, general and administrative expenses in absolute dollars for the three months ended June 30, 2005 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll related expenses of $ 0.4 million which included stock compensation expense of $0.2 million resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q and $0.2 million resulting from an increase in departmental headcount and increased sales commissions paid to sales reps due to higher revenue. The remainder of the change is comprised of an increase in accounting, professional and legal fees of $0.3 million. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the costs of compliance with the requirements established by the section 404 of the Sarbanes-Oxley Act of 2002.
     Interest income. Interest income was $0.1 million for both the three months ended June 30 2005 and June 30, 2004.Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three-month periods ended June 30 2005 and June 30, 2004, respectively, and therefore made no provision for income tax in these periods. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.
Liquidity and Capital Resources
     During the three months ended June 30, 2005, we used $2.6 million of cash and cash equivalents in our operating activities as compared to $1.3 million during the three months ended June 30, 2004. Cash used in operations during the three months ended June 30, 2005 resulted primarily from net loss of $2.0 million, an increase in accounts receivable of $0.4 million, an increase in inventories of $0.3 million, a decrease in accrued liabilities of $0.6 million partially offset by non-cash items of depreciation and amortization of $0.3 and stock compensation expense of $0.3 million and an increase in accounts payable of $0.1 million. Cash used in operations during the three months ended June 30, 2004 resulted primarily from net loss of $1.5 million and an increase in inventories of $0.1 million partially offset by non-cash items of depreciation and amortization of $0.3 million.
     Cash flows provided by investing activities were $4.4 million during the three months ended June 30, 2005 compared to $0.3 million during the three months ended June 30, 2004. This increase was primarily due to the maturity of investments of $6.7 million offset by a purchase of investments of $2.2 million.
     As of June 30, 2005, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at June 30, 2005 and 2004 was $20.1 million and $26.7 million, respectively.
     The following represent our significant working capital commitments:
Stock Repurchases
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of June 30, 2005, the Company had acquired 144,400 shares on the open market that it holds as treasury stock. Based on the closing price of the Company’s common stock on the NASDAQ Small Cap Market on June 30, 2005, the aggregate funds used to acquire up to 55,600 shares of the Company’s common stock, if purchased, would have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of June 30, 2005, we had not repurchased any shares of common stock under this program.
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
     Future contractual obligations as of June 30, 2005 were as follows (in thousands):

Contractual
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	282	173	109	—	—
Total	282	173	109	—	—
     Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $19.1 million at June 30, 2005, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the quarter ended June 30, 2005 we used $2.6 million of cash, cash equivalents and short-term investments.

RISK FACTORS
We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.
     We have incurred significant operating losses in each year since our inception, except in fiscal 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $71.7 million from our inception in March 1993 through June 30, 2005. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.
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
     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Shenzhen Ricom Industrial Development Co., Ltd., Hughes Network Systems and Advancetech Co., Ltd. accounted for 33%, 14% and 12% of total revenues for the three months ended June 30, 2005, respectively. Sales to SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 35% and 20% of total revenues for the three months ended June 30, 2004, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customers or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.
Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.
     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the quarters ended June 30, 2005 and 2004, research and development expenses represented 116% and 227% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.
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
     To develop market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We develop products based on forecasts of demand and we incur substantial product development expenditures prior to generating associated revenues. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluating and designing our products into a customer’s equipment can take up to nine months or more, with an additional three to nine months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Because of this lengthy development cycle, we may experience a delay between the time we incur expenses for research and development and sales and marketing efforts and the time when we generate revenues, if any.
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
     We do not own or operate our own fabrication facility. We currently depend upon two outside foundries for the manufacture of our products, United Manufacturing Corporation, or UMC, , located in Taiwan and HuaHong NEC in the People’s Republic of China. We do not have long term supply agreements with these foundries to manufacture our semiconductor products and each has limited manufacturing capacity.
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
     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry wide semiconductor oversupply, which could result in severe pricing pressure or inventory write-downs. Conversely, in a market with undersupply, we would have to compete with larger companies for limited manufacturing capacity. If material shortages occur, we may incur additional costs to procure the scarce components or be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to supply shortages. As a result, we may be unable to fill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors would materially harm our business and have a negative impact on our earnings.
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
     Even our current outside foundries would need to have manufacturing processes qualified in the event of a disruption at the other foundry, which we may not be able to accomplish in a timely manner sufficient to prevent an interruption in the supply of the affected products. We cannot provide assurance that any existing or new foundries would be able to produce integrated circuits with acceptable manufacturing yields in the future, or will continue to have sufficient capacity to meet our needs. If our manufacturing requirements are not satisfied, our business would be materially harmed .
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
     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 80% and 87% of our total revenues for the quarters ended June 30 2005 and 2004, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.
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
     We operate our research and development facility in the People’s Republic of China. In addition, most all of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan. The political and economic conditions in the region, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot provide assurance that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.
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
     We currently have two patents in the United States, and we may seek additional patents in the future. Because the content of patent applications in the United States is not publicly disclosed until the patent is issued, applications may have been filed which relate to our products or processes. We cannot provide assurance that our current patent applications or any future patent applications will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Discussion of Market Interest Rate Risk and Foreign Currency Exchange Risk
     For quantitative and qualitative disclosures about market risks and foreign currency exchange risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2005.
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

PART II: OTHER INFORMATION
ITEM 5: OTHER EVENTS
     None.
ITEM 6. EXHIBITS

Exhibit
Number
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

TVIA, INC.

August 15, 2005	By:	/s/ Diane Bjorkstrom

Diane Bjorkstrom
Chief Financial Officer and Vice President,
Administration
(Principal Financial Officer and
Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.