Form 10-Q
period 2005-09-30
TVIA INC
filed 2005-11-14
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2005, 23,708,146 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

TVIA, INC. AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

i

PART I: FINANCIAL INFORMATION
     ITEM 1: FINANCIAL STATEMENTS
TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	September 30,	March 31,
	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$5,850	$4,078
Short-term investments	11,116	17,664
Accounts receivable, net	1,991	792
Inventories	1,287	598
Other current assets and prepaid expenses	931	881

Total current assets	21,175	24,013

Property and equipment, net	957	1,088
Other assets	180	386

Total assets	$22,312	$25,487

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$882	$302
Accrued liabilities and other	1,473	1,738
Short-term portion of notes payable	460	460

Total current liabilities	2,815	2,500

Long-term portion of notes payable	115	345

Total liabilities	2,930	2,845

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,466 and 23,171 shares outstanding, respectively	23	23
Additional paid-in-capital	94,221	93,118
Accumulated comprehensive income (loss)	7	(89)
Accumulated deficit	(74,119)	(69,660)
Treasury stock	(750)	(750)

Total stockholders’ equity	19,382	22,642

Total liabilities and stockholders’ equity	$22,312	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$1,755	$617	$2,863	$1,145
Cost of revenues	961	351	1,569	643

Gross profit	794	266	1,294	502

Operating expenses:
Research and development	1,252	1,311	2,535	2,510
Sales and marketing	722	214	1,263	453
General and administrative	1,354	439	2,168	861

Total operating expenses	3,328	1,964	5,966	3,824

Operating loss	(2,534)	(1,698)	(4,672)	(3,322)

Other income, net	113	100	211	199

Net loss	$(2,421)	$(1,598)	$(4,461)	$(3,123)

Basic and diluted net loss per share:	$(0.10)	$(0.07)	$(0.19)	$(0.14)

Shares used in computing basic and diluted net loss	23,398	22,731	23,295	22,703

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(4,461)	$(3,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649	595
Write-down of license technology	—	81
Stock based compensation	671	—
Stock issued in settlement of lawsuit	120	—
Changes in operating assets and liabilities:
Accounts receivable	(1,199)	(70)
Inventories	(689)	(40)
Prepaid expenses and other current assets	(50)	(270)
Accounts payable	580	(41)
Accrued liabilities and other	(264)	24

Net cash used in operating activities	(4,643)	(2,844)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(7,482)	6,554
Proceeds from sale of available-for-sale investments	14,126	(4,460)
Proceeds from sale of software unit	—	753
Purchase of property and equipment	(312)	(186)

Net cash provided by investing activities	6,332	2,661

Cash Flows from Financing Activities:
Repayments of note payable	(230)	—
Repayments of capital lease obligations	—	(231)
Proceeds from issuance of common stock	313	167

Net cash provided by (used in) financing activities	83	(64)

Net increase (decrease) in cash and cash equivalents	1,772	(247)
Cash and cash equivalents at beginning of period	4,078	3,259

Cash and cash equivalents at end of period	$5,850	$3,012

Supplemental Cash Flow Information:
Interest paid	$20	$—

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
     These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2005. Operating results for the three and six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.
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

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. Allowances when required are made to reduce the carrying value of excess and obsolete inventories to their estimated net realizable values based on assumptions about future demand and market conditions.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, typically two to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the remaining lease term.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment charge is measured by excess of the carrying amount of the assets over the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.
Revenue Recognition
     The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company warrants its products and warranty claims historically have been insignificant.
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
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. As of September 30, 2005 the Company recorded a full valuation allowance for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.
Comprehensive Income (Loss)
     Comprehensive income or loss includes all changes in equity during a period from transactions and events from non-owner sources. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30

	2005	2004	2005	2004

Net loss	$(2,421)	$(1,598)	$(4,461)	$(3,123)
Change in unrealized gain (loss) on available-for-sale-investments	52	43	96	(73)

Comprehensive loss	$(2,369)	$(1,555)	$(4,365)	$(3,196)

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
     In the quarter ended June 30, 2005 the Company implemented a performance-based stock option plan based on achievement of specific Company performance criteria. The requisite service period varies from one to three years for the performance based options.
     The application of SFAS 123(R) had the following effect on the reported statement of operations and earnings per share for the three and six months ended September 30, 2005 relative to amounts that would have been reported had SFAS 123(R) not been adopted:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005			2005
	Without			Without
	SFAS	SFAS		SFAS	SFAS
	123(R)	123(R)		123(R)	123(R)	As
	Adjustment	Adjustment	As Reported	Adjustment	Adjustment	Reported

Revenue	$1,755	$—	$1,755	$2,863	$—	$2,863
Cost of revenue	938	23	961	1,533	36	1,569
Gross profit	817	(23)	794	1,330	(36)	1,294
Research and development	1,122	130	1,252	2,313	222	2,535
Sales and marketing	638	84	722	1,123	140	1,263
General & administrative	1,201	153	1,354	1,895	273	2,168
Total operating expenses	2,961	367	3,328	5,331	635	5,966
Loss from operations	(2,144)	(390)	(2,534)	(4,001)	(671)	(4,672)
Net loss	$(2,031)	$(390)	$(2,421)	$(3,790)	$(671)	$(4,461)

Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.10)	$(0.16)	$(0.03)	$(0.19)

Net cash used in operating activities	$(2,031)	—	$(2,031)	$(4,643)	—	$(4,643)
Net cash provided by investing activities	$1,941	—	$1,941	$6,332	—	$6,332

The following table illustrates the effect on the Company’s net loss and net loss per share if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	For the three	For the six
	months ended	months
	September 30,	September
	2004	30, 2004

Net loss as reported	$(1,598)	$(3,123)
Less: stock based compensation determined under FAS 123	(603)	(958)

Pro forma net loss	$(2,201)	$(4,081)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.14)
Pro forma	$(0.10)	$(0.18)
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

	For the Three Months		For the Six Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Net loss	$(2,421)	$(1,598)	$(4,461)	$(3,123)

Weighted average shares used in computing basic and net loss per share	23,398	22,731	23,295	22,703

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.19)	$(0.14)

Options and warrants excluded from the computation of diluted net loss per share	6,741	5,845	6,741	5,845

Excluded options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

Note 3. Balance Sheet Components (in thousands)

	September	March 31,
	30, 2005	2005

Accounts receivable, net
Trade receivables	$2,363	$912
Less: Allowance for doubtful accounts	(372)	(120)

	$1,991	$792

Inventories:
Work in process	$944	$515
Finished goods	343	83

	$1,287	$598

Property and equipment, net:
Furniture and fixtures	$175	$441
Machinery and equipment	2,859	2,473
Software	2,851	2,851

	5,885	5,765
Less: Accumulated depreciation and amortization	(4,928)	(4,677)

	$957	$1,088

Other assets:
License technology	$483	$482
Less: Amortization	(368)	(128)

License technology, net	$115	354
Deposits	65	32

	$180	$386

Accrued liabilities and other:
Accrued compensation costs	$866	$492
Accrued license technology	—	700
Accrued audit and legal	233	192
Other	374	354

	$1,473	$1,738

Note 4. Short-term Investments
The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
	Value	Fair Value	Gain/ (Loss)

	(In thousands)
As of September 30, 2005
U.S. government and agency securities	$1,000	$995	$(5)
U.S. corporate and bank debt	10,109	10,121	12

Total	$11,109	$11,116	$7

As of March 31, 2005
U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

Note 5. Certain Risks
     The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to a history of operating losses, dependence on a small number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.
Significant customers
     Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months		For the Six Months Ended
	Ended September 30,		September 30,
	2005	2004	2005	2004
Customer A	*	31%	*	26%
Customer B	20%	21%	13%	28%
Customer C	*	15%	*	10%
Customer D	23%	*	15%	*
Customer E	17%	*	23%	*
Customer F	13%	*	*	*
Customer G	11%	*	*	*

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
Accounts receivable were concentrated with customers as follows:

	September 30,	March 31,
	2005	2005
Customer A	22%	19%
Customer B	22%	27%
Customer C	16%	27%
Customer D	10%	*
Customer E	*	16%

(* = less than 10%)
Vendor Concentration
     The Company does not own or operate a fabrication facility, and accordingly relies substantially on two outside foundries, United Manufacturing Corporation (“UMC”), located in Tiawan, and Hua Hong Nippon Electronics Co. (“HHNEC”), located in China, to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.
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
     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
China	37%	15%	44%	13%
Europe	22%	21%	14%	28%
Japan	16%	31%	13%	26%
United States	16%	8%	18%	10%
Taiwan	1%	15%	5%	11%
Other	8%	10%	6%	12%

(* = less than 10%)
Note 7. Commitments and Contingencies
Stock Repurchase
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of September 30, 2005, the Company had acquired 144,400 shares on the open market that it holds as treasury stock.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of September 30, 2005, the Company had not repurchased any shares of common stock under this program.
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

     Future payments due under long term obligations and operating leases as of September 30, 2005 are as follows (in thousands):

Fiscal	Notes	Operating
Year	Payable	Leases	Total

2006	$250	$110	$360
2007	375	172	547

Total minimum payments	625	$282	$907

Less: Amount representing interest	(50)

Present value of minimum payments	575

Less: Current portion	(460)

Long term portion	$115

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
Overview
     Tvia, Inc is a fabless semiconductor company which designs and develops an extensive line of flexible, high-quality digital display processors creating next-generation digital LCD, HD, SD and progressive-scan TVs, as well as other multimedia related devices.
     We currently offer three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products.
     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 84% and 82% of our total revenues for the three and six months ended September 30, 2005, respectively, were derived from customers located outside the United States compared to 92% and 90% in the same periods in the prior fiscal year. Our top three customers, including distributors, accounted for 60% and 51% of total revenues in the three and six months ended September 30, 2005, respectively, compared to 67% and 64% in the same periods in the prior fiscal year.
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
     We have sustained operating losses on a quarterly and annual basis since inception. As of September 30, 2005, we had an accumulated deficit of approximately $74.1 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) collectibility of accounts receivable; (3) valuation of inventories; and (4) impairment of long lived assets. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended March 31, 2005
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	100%	100%	100%	100%
Cost of revenues	55%	57%	55%	56%

Gross profit	45%	43%	45%	44%

Operating expenses:
Research and development	71%	212%	89%	219%
Sales and marketing	41%	35%	44%	40%
General and administrative	77%	71%	76%	75%

Total operating expenses	189%	318%	209%	334%

Operating loss	-144%	-275%	-164%	-290%

Interest income	6%	16%	7%	17%

Net loss	-138%	-259%	-157%	-273%

     Revenues. Revenues for the three months ended September 30, 2005 increased 184% to $1.8 million from $0.6 million for the three months ended September 30, 2004. The increase is attributable to increased sales generated by ten new direct sales representatives worldwide and increased sales volume of the TrueView 5600 product line to new customers.

     Revenue for the six months ended September 30, 2005 increased 150% to $2.9 million from $1.1 million for the six months ended September 30, 2004. The increase is attributable to increased sales generated by 10 new sales representatives worldwide and increased sales volume of the TrueView 5600 product line.
     Gross margin. Gross margin as a percentage of revenue was 45% in the three months and six months ended September 30, 2005, as compared to 43% and 44% in the three and six months ended September 30, 2004. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.
     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses remained constant at $1.3 million and $2.5 million in the three and six months ended September 30, 2005, respectively, from $1.3 million and $2.5 million in the three and six months ended September 30, 2004, respectively. Research and development expenses as a percentage of total revenues were 71% and 89% in the three and six months ended September 30, 2005 compared to 212% and 219% in the three and six months ended September 30, 2004. The decrease in research and development expenses as a percentage of revenues in the three and six months ended September 30, 2005 compared to the same period in the prior fiscal year is attributable primarily to increased revenue in the current fiscal year. Stock compensation expense of $0.1 million and $0.2 million is recorded in the three and six month periods ended September 30, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this Form 10-Q. There have not been a comparable stock compensation charge recorded in the three and six months ended September 30, 2004. Exclusive of this compensation charge research and development expenses decreased in the three and six months ended September 30, 2005 as compared to the corresponding periods of the prior fiscal year. This decrease in research and development expenses in the three and six months ended September 30, 2005 is due primarily to a reduction in overall expenses resulting from reduction in headcount and consulting fees driven by transfer of product development efforts from the United States to China, Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to slightly increase compared to expenses in the second quarter of fiscal 2006.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses increased to $0.7 million and $1.3 million in the three and six months September 30, 2005, respectively, from $0.2 million and $0.5 million in the three and six months ended September 30, 2004, respectively. Sales and marketing expenses as a percentage of total revenues were 41% and 44% in the three and six months ended September 30, 2005 compared to 35% and 40% in the three and six months ended September 30, 2004. The increase in sales and marketing expenses in absolute dollars for the three and six months ended September 30, 2005 as compared to the same period of the prior fiscal year is primarily due increased departmental headcount and increased sales commissions paid to sales reps due to higher revenue. Also included in this increase are travel related expenses and facility costs associated with higher revenue and headcount additions. Payroll related expenses also include stock compensation expense of $ $0.1 million in the three and six months ended September 30, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q.
     General and administrative. General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses increased to $1.4 million and $2.2 million in the three and six months September 30, 2005, respectively, from $0.4 million and $0.9 million in the three and six months ended September 30, 2004, respectively. General and administrative expenses as a percentage of total revenues were 77% and 76% in the three and six months ended September 30, 2005 compared to 71% and 75% in the comparable periods of the prior year. The increase in general and administrative expenses in absolute dollars for the three and six months ended September 30, 2005 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll related expenses which included stock compensation expense of $ $0.2 million and $0.3 million, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q. The increase in general and administrative expenses for the three and six months ended September 30, 2005 is also comprised of additional accounting, professional and legal fees of $0.4 million and $0.6 million, respectively, associated with increased audit fees and the costs of compliance with the requirements established by the section 404 of the Sarbanes-Oxley Act of 2002 along with the settlement of a lawsuit with a former employee. The allowance for bad debts also increased by $0.3 million in the three and six months ended September 30, 2005. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the ongoing costs of compliance with the Sarbanes-Oxley Act of 2002 and the continued rising costs associated with a public company.
     Other income, net. Interest income, net was $0.1 million and $0.2 million for the three and six months ended September 30 2005 and the three and six months ended September 30, 2004, respectively.
     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six month periods ended September 30 2005 and 2004 and therefore made no provision for income tax in these periods. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.
Liquidity and Capital Resources
     During the six months ended September 30, 2005, we used $4.8 million of cash and cash equivalents in our operating activities as compared to $2.8 million during the six months ended September 30, 2004. Cash used in operations during the six months ended September 30, 2005 resulted primarily from net loss of $4.5 million, an increase in accounts receivable of $1.2 million, an increase in inventories of $0.7 million, a decrease in accrued liabilities of $0.3 million partially offset by non-cash items of depreciation and amortization of $0.6 and stock compensation expense of $0.7 million and an increase in accounts payable of $0.6 million. Cash used in operations during the six months ended September 30, 2004 resulted primarily from net loss of $3.1 million and an increase in other current assets of $0.3 million partially offset by non-cash items of depreciation and amortization of $0.6 million and a write down of licensed technology of $0.1 million.
     Cash flows provided by investing activities were $6.3 million during the six months ended September 30, 2005 compared to $2.7 million during the six months ended September 30, 2004. This increase was primarily due to the maturity of investments of $14.1 million offset by a purchase of investments of $7.5 million.
     As of September 30, 2005, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at September 30, 2005 and 2004 was $18.4 million and $22.3 million, respectively.
     The following represent our significant working capital commitments:
Stock Repurchases
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of September 30, 2005, the Company had acquired 144,400 shares on the open market that it holds as treasury stock. Based on the closing price of the Company’s common stock on the NASDAQ Small Cap Market on September 30, 2005, the aggregate funds used to acquire up to 55,600 shares of the Company’s common stock, if purchased, would have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of September 30, 2005, we had not repurchased any shares of common stock under this program.

Contractual commitments and Off-Balance Sheet Arrangements
     We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
     We lease facilities under non-cancelable operating leases expiring at various dates through June 2007. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes.
     Future contractual obligations as of September 30, 2005 were as follows (in thousands):

Contractual
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	282	213	69	—	—
Total	282	213	69	—	—
     Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $17.0 million at September 30, 2005, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the six months ended September 30, 2005 we used $4.8 million of cash, cash equivalents and short-term investments.
RISK FACTORS
We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.
     We have incurred significant operating losses in each year since our inception, except in fiscal 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $74.1 million from our inception in March 1993 through September 30, 2005. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.
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
     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Micro Network Korea, SMS Electronics, Ltd and Shenzhen Ricom Industrial Development Co., Ltd. accounted for 23%, 20% and 17% of total revenues for the three months ended September 30, 2005, respectively. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd and Chang Seng Technology Co., Ltd. accounted for 31%, 21% and 15% of total revenues for the three months ended September 30, 2004, respectively. Sales to Shenzhen Ricom Industrial Development Co., Ltd, Micro Network Korea and SMS Electronics, Ltd. for 23%, 15% and 13% of total revenues for the six months ended September 30, 2005, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Chang Seng Technology Co., Ltd. accounted for 28%, 26% and 10% of total revenues for the six months ended September 30, 2004, respectively We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customers or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.
Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.
     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the quarters ended September 30, 2005 and 2004, research and development expenses represented 71% and 212% of our revenues, respectively. For the six months ended September 30, 2005 and 2004 research and development expenses represented 89% and 219% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.
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
     We currently compete with Genesis Microchip, Inc., Pixelworks, Inc., and Trident Microsystems, Inc. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the DTV and information access device markets become more established. A number of companies, including STMicroelectronics N.V., LSI Logic and Philips Electronics N.V. have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition.
     Some of our current and potential competitors operate their own fabrication facilities or have a longer operating history and significantly greater financial, sales and marketing resources. They may also have pre-

existing relationships with our customers or potential customers. As a result, these competitors may be able to adapt more quickly to new or emerging products, develop new technologies, or address changes in customer requirements or devote greater resources to the development and promotion of strategic relationships among themselves or with existing or potential customers. It is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition could harm our business, results of operations and financial condition by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.
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
     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 84% and 92% of our total revenues for the three months ended September 30 2005 and 2004, respectively. Sales of our products to our OEM customers and to distributors located outside the United States accounted for 82% and 90% of our total revenues for the six months ended September 30 2005 and 2004, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Discussion of Market Interest Rate Risk and Foreign Currency Exchange Risk
     For quantitative and qualitative disclosures about market risks and foreign currency exchange risks affecting us, see Item 7A “Quantitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2005. .
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

PART II: OTHER INFORMATION
ITEM 5: OTHER EVENTS
     None.
ITEM 6. EXHIBITS

Exhibit
Number

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

November 14, 2005	By:	/s/ Diane Bjorkstrom

Diane Bjorkstrom
Chief Financial Officer and Vice President,
Administration
(Principal Financial Officer and
Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.