Form 10-Q
period 2005-12-31
TVIA INC
filed 2006-02-14
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 0-30539
TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3175152

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
4001 Burton Drive, Santa Clara, California 95054
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (408) 982-8588

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one);
Large accelerated filler ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2005, 23,648,535 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

i

TVIA, INC. AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2005

ii

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	December 31,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$6,070	$4,078
Short-term investments	8,865	17,664
Accounts receivable, net	3,044	792
Inventories	1,712	598
Other current assets and prepaid expenses	958	881

Total current assets	20,649	24,013

Property and equipment, net	985	1,088
Other assets	375	386

Total assets	$22,009	$25,487

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$664	$302
Accrued liabilities and other	2,405	1,738
Short-term portion of notes payable	630	460

Total current liabilities	3,699	2,500

Long-term portion of notes payable	204	345

Total liabilities	3,903	2,845

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,647 and 23,171 shares outstanding, respectively	24	23
Additional paid-in-capital	94,667	93,118
Accumulated comprehensive income (loss)	18	(89)
Accumulated deficit	(75,853)	(69,660)
Treasury stock	(750)	(750)

Total stockholders’ equity	18,106	22,642

Total liabilities and stockholders’ equity	$22,009	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$2,710	$1,090	$5,573	$2,235
Cost of revenues	1,306	589	2,875	1,232

Gross profit	1,404	501	2,698	1,003

Operating expenses:
Research and development	1,341	1,206	3,876	3,716
Sales and marketing	866	434	2,129	885
General and administrative	1,044	545	3,213	1,408

Total operating expenses	3,251	2,185	9,218	6,009

Operating loss	(1,847)	(1,684)	(6,520)	(5,006)

Other income, net	114	104	325	303

Net loss	$(1,733)	$(1,580)	$(6,195)	$(4,703)

Basic and diluted net loss per share:	$(0.07)	$(0.07)	$(0.26)	$(0.21)

Shares used in computing basic and diluted net loss	23,579	22,857	23,390	22,754

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(6,195)	$(4,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	901
Loss on disposal of fixed assets	—	104
Write-down of license technology	—	81
Stock based compensation	1,039	—
Stock issued in settlement of lawsuit	120	—
Changes in operating assets and liabilities:
Accounts receivable	(2,252)	(335)
Inventories	(1,114)	98
Prepaid expenses and other current assets	(46)	(164)
Accounts payable	362	18
Accrued liabilities and other	669	2

Net cash used in operating activities	(6,501)	(3,998)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(11,990)	6,554
Proceeds from sale of available-for-sale investments	20,896	(4,311)
Proceeds from sale of software unit	—	753
Purchase of property and equipment	(459)	(409)

Net cash provided by investing activities	8,447	2,587

Cash Flows from Financing Activities:
Repayments of note payable	(345)	—
Repayments of capital lease obligations	—	(378)
Proceeds from issuance of common stock	391	226

Net cash provided by (used in) financing activities	46	(152)

Net increase (decrease) in cash and cash equivalents	1,992	(1,563)
Cash and cash equivalents at beginning of period	4,078	3,259

Cash and cash equivalents at end of period	$6,070	$1,696

Supplemental Cash Flow Information:
Interest paid	$20	$—

Note payable issued for the right to the use of design software	$374	$920

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
     These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. and subsidiary (“the Company”) for the fiscal year ended March 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2005. Operating results for the three and nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.
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
     On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, inventory reserves, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, stock-based compensation, contingencies and litigation, among others. The estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.
Consolidation
     The condensed consolidated financial statements herein presented include the results and financial position of Tvia and its wholly owned subsidiary in China. The functional currency of the Chinese subsidiary is the U.S. dollar; accordingly, all gains and losses arising from foreign currency transactions in currencies other than the U.S. dollar are included in the condensed consolidated statements of operations. All inter-company transactions and balances have been eliminated in the consolidation.
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

Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, the historical mix of its geographical revenues and its customers’ payment history. If actual write-offs were greater than the Company’s estimates, the Company would increase its allowance for doubtful accounts, which would increase its bad debt expense.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. Allowances when required are made to reduce the carrying value of excess and obsolete inventories to their estimated net realizable values based on assumptions about future demand and market conditions.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, typically two to three years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the remaining lease term.
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
Revenue Recognition
     The Company recognizes revenue from product sales upon shipment to the original equipment manufacturers, or OEMs, and end users, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. On a discretionary basis the Company may extend payment terms in excess of ninety days to credit-worthy customers or distributors initiating first-time production runs. The Company defers recognition of revenue on sales to distributors until products are resold by the distributor. The Company warrants its products for one year and warranty claims historically have been insignificant.
     Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized as revenue upon achievement of NRE milestones.
Software Development Costs
     The Company has expensed all software development costs to date as substantially all of such development costs have been incurred prior to the Company’s products attaining technological feasibility.

Research and Development Expenses
     Research and development expenses consist primarily of salaries and related costs of research, design and development activities. The Company expenses all research and development related expenses in the period in which such expenses are incurred.
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. As of December 31, 2005, the Company recorded a full valuation allowance for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.
Comprehensive Income (Loss)
     Comprehensive income or loss includes all changes in equity during a period from transactions and events from non-owner sources. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net loss	$(1,733)	$(1,580)	$(6,195)	$(4,703)
Change in unrealized gain (loss) on available-for-sale-investments	11	(40)	107	(113)

Comprehensive loss	$(1,722)	$(1,620)	$(6,088)	$(4,816)

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

Employee Stock benefit Plans
   Stock Option Plans
   2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan
     The 2000 Stock Incentive Plan (the “2000 Plan”) provides for the issuance of shares of the Company’s common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options as well as stock appreciation rights, restricted stock and stock units. To date the Company has only granted stock options under the 2000 Plan. The 2000 Plan provides for the issuance of up to 2,333,333 shares of common stock, plus, commencing on January 1, 2001, annual increases equal to the least of 73,000 shares (amended on August 21, 2001 to 730,000 shares), 3% of the fully diluted outstanding common stock on January 1 of each year, or a lesser amount determined by the Board of Directors. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is not less than par value at date of grant. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant.
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
     In the quarter ended June 30, 2005 the Company implemented a performance-based stock option plan based on the achievement of specific Company performance criteria. The requisite service period varies from one to three years for the performance based options.
SARS Plan (Stock Appreciation Rights)
The purpose of the SARS Plan is to allow employees in offices outside the United States to participate in the performance of Tvia’s stock as it trades on NASDAQ since stock options are not granted to individuals outside the US unless an agreement has been reached with the appropriate authorities in foreign locations. The compensation committee of the Board of Directors approves an issuance of ‘phantom stock’ to certain individuals valued at the fair market value of the stock as traded on NASDAQ on the approval date. The phantom stock is treated as a bonus whereby the bonus portion is the vested amount of the issuance (vested phantom stock times the FMV per share at the time of approval) and the increase in the FMV per share from the approval date. The vesting period is four years and the term is five years.
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
The following table summarizes activity under all of the Company’s stock option plans and out-of-plan options (in thousands except per-share data):

			Weghted
	Options		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
Balance at March 31, 2004	2,245	4,894	1.74
Additional shares reserved	730	—	—
Granted	(1,707)	1,714	1.44
Exercised	—	(496)	0.51
Cancellations	729	(729)	2.17

Balance at March 31, 2005	1,997	5,383	1.71
Granted	(1,765)	1,765	1.39
Exercised	—	(121)	0.89
Cancellations	193	(193)	2.82

Balance at June 30, 2005	425	6,834	1.61
Additional shares reserved	730	—	—
Granted	(170)	170	2.02
Exercised	—	(174)	0.97
Cancellations	89	(89)	2.75

Balance at September 30, 2005	1,074	6,741	1.62
Granted	(370)	370	1.72
Exercised	—	(152)	1.36
Cancellations	4	(4)	2.63

Balance at December 31, 2005	708	6,955	1.63

The total pre-tax intrinsic value of options exercised during the year ended March 31, 2005 was $0.0 and $87,000 and $138,000 for the three and nine months ended December 31, 2005.

The following table summarizes significant ranges of outstanding and exerciseable options as of December 31, 2005 (in thousands except per share data):

Options Outstanding					Options Exerciseable
		Weighted
		Average	Weighted			Weighted
	Number	Remaing	Average		Number	Average	Aggregate
	Outstanding	Contrctual	Exercise	Aggregate	Exerciseable	Exercise	Intrinsic
Range of Prices	(thousands)	Life	Price	Intrinsic Value	(thousands)	Price	Value
$0.12 - $0.76	715	6.75	$0.54	$1,187	547	$0.52	$919
$1.20 - $1.20	105	8.85	1.20	105	31	1.20	31
$1.27 - $1.27	1,000	5.92	1.27	930	1,000	1.27	930
$1.35 - $1.35	25	9.21	1.35	21	9	1.35	8
$1.39 - $1.39	1,765	6.50	1.39	1,430	—	—	—
$1.42 - $1.47	1,074	8.71	1.45	806	390	1.45	293
$1.50 - $1.57	948	7.89	1.55	616	537	1.55	349
$1.67 - $2.00	732	8.33	1.77	315	307	1.73	144
$2.08 - $9.00	569	5.27	4.23	—	524	4.41	—
$11.00 - $11.00	33	4.58	11.00	—	33	11.00	—

$0.12	6,966	7.10	$1.63	$5,409	3,378	$1.84	$2,673

The vested average grant date fair value per option granted during the year ended March 31, 2005 and the three and nine months ended December 31, 2005 was $0.93, $1.08 and $0.96. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.20 as of December 30, 2005, which would have been received by the option holders had all option holders exercised their vested options as of that date. The total number of in-the-money options exerciseable as of December 31, 2005 was 3.0 million. As of March 31, 2005, 3.1 million outstanding options were exerciseable, and the weighted average price was $1.98.
The following table summarizes significant ranges of outstanding and exerciseable stock appreciation rights as of December 31, 2005 (in thousands except per share data):

		Weighted
		Average	Weighted			Weighted
	Number	Remaing	Average		Number	Average	Aggregate
Range of	Outstanding	Contractual	Exercise	Aggregate	Exerciseable	Exercise	Intrinsic
Prices	(thousands)	Life	Price	Intrinsic Value	(thousands)	Price	Value
$0.50 - $1.38	115	1.98	$1.08	$129	58	$0.87	$78
$1.39 - $1.65	80	1.38	1.58	50	50	1.59	30
$1.66 - $2.10	126	3.19	1.73	59	11	1.68	5

	321	2.30	$1.46	$238	119	$1.24	$113

The vested average grant date fair value per option granted during the year ended March 31, 2005 and the three and nine months ended December 31, 2005 was $1.31, $0.0 and $1.46. Compensation expense recorded for the SARS Plan (Stock Appreciation Rights) for the year ended March 31, 2005 and the three and nine months ended December 31, 2005 was $31,000, $42,000 and $122,000, respectively.

Stock-Based Compensation
Effect of Early Adoption of SFAS 123(R)
     Prior to April 1, 2005, the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized over the vesting period on an accelerated basis consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). The Company provided additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. The Company did not recognize compensation expense for these plans because the Company issued options with exercise prices equal to the market value of the underlying common stock at date of grant.
     Effective April 1, 2005, the Company early adopted SFAS No. 123(R) which revises SFAS 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. With regards to the stock option plan, the Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. With regards to the SARS (Stock Appreciation Rights) plan FAS 123(R) requires cumulative effect adjustment in the period of adoption, remeasuring all vested awards at fair value from the inception of the plan. The amount of the cumulative effect adjustment related to the Company’s SARS plan was negligible.
     The fair value of stock options and stock appreciation rights is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, under SFAS 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.
     For all unvested options outstanding as of April 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to April 1, 2005, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations from the date of grant.
     On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation.
     Valuation and Expense Information under SFAS 123(R)
     The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights under SFAS 123(R) for the three and nine months ended December 31, 2005 which was allocated as follows:

	Three Months	Nine Months
	Ended December	Ended December
	31, 2005	31, 2005
Stock-based compensation expense included in cost of sales	$20	$56

Research and development	123	344
Sales and marketing	70	210
General and administrative	156	429

Stock-based compensation expense included in operating expense	349	983

Stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights	$369	$1,039

     The application of SFAS 123(R) had the following effect on reported loss from operations, net loss and earnings per share for the three and nine months ended December 31, 2005 relative to amounts that would have been reported had SFAS 123(R) not been adopted:

	Three Months Ended December 31, 2005			Nine Months Ended December 31, 2005
	Using	SFAS		Using
	Previous	123(R)		Previous	SFAS 123(R)	As
	Accounting	Adjustment	As Reported	Accounting	Adjustment	Reported
Loss from operations	$(1,478)	$(369)	$(1,847)	$(5,481)	$(1,039)	$(6,520)
Net loss	$(1,364)	$(369)	$(1,733)	$(5,156)	$(1,039)	$(6,195)

Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.07)	$(0.22)	$(0.04)	$(0.26)

Net cash used in operating activities	$(1,821)	—	$(1,821)	$(6,464)	—	$(6,464)
Net cash provided by investing activities	$2,115	—	$2,115	$8,447	—	$8,447
Valuation Assumptions for Stock Options
The fair value of each stock option and SAR (Stock Appreciation Right) granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no dividends and the following assumptions:

	Three months	Nine months
	ended December	ended December
	31, 2005	31, 2005
Stock Option Plan
Risk-free interest rate	4.2%	3.9%
Expected life (in years)	3.0	3.9
Volatility	89.7%	90.3%

SARS Plan
Risk-free interest rate	4.2%	3.9%
Expected life (in years)	4.0	4.0
Volatility	89.7%	90.3%
The valuation model for stock compensation expense requires the company to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns; expected volatilities are based on historical volatilities of our common stock; risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option; and we consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.
The following table illustrates the effect on the Company’s net loss and net loss per share if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	For the three	For the nine
	months ended	months
	December 31,	December
	2004	31, 2004
Net loss as reported	$(1,580)	$(4,703)
Less: stock based compensation determined under FAS 123	(357)	(1,315)

Pro forma net loss	$(1,937)	$(6,018)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.21)
Pro forma	$(0.08)	$(0.26)
Net Loss Per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the Three Months		For the Nine Months
	Ended December 31		Ended December 31
	2005	2004	2005	2004

Net loss	$(1,733)	$(1,580)	$(6,195)	$(4,703)

Weighted average shares used in computing basic and net loss per share	23,579	22,857	23,390	22,754

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.26)	$(0.21)

Options and warrants excluded from the computation of diluted net loss per share	6,955	5,928	6,955	5,928

Options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

Note 3. Balance Sheet Components (in thousands)

	December 31,	March 31,
	2005	2005

Accounts receivable, net
Trade receivables	$3,431	$912
Less: Allowance for doubtful accounts	(387)	(120)

	$3,044	$792

Inventories:
Work in process	$1,368	$515
Finished goods	344	83

	$1,712	$598

Property and equipment, net:
Furniture and fixtures	$175	$441
Machinery and equipment	2,941	2,473
Software	2,897	2,851

	6,013	5,765
Less: Accumulated depreciation and amortization	(5,028)	(4,677)

	$985	$1,088

Other assets:
License technology	$829	$482
Less: Amortization	(519)	(128)

License technology, net	$310	354
Deposits	65	32

	$375	$386

Accrued liabilities and other:
Accrued compensation costs	$1,071	$492
Accrued license technology	—	700
Accrued audit and legal	278	192
Accrued inventory	898	189
Other	158	165

	$2,405	$1,738

Note 4. Short-term Investments
The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
	Value	Fair Value	Gain/ (Loss)
	(In thousands)
As of December 31, 2005
U.S. government and agency securities	$1,000	$997	$(3)
U.S. corporate and bank debt	7,847	7,868	21

Total	$8,847	$8,865	$18

As of March 31, 2005
U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

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
Significant customers
     A significant amount or our revenues are derived from a few customers and any decrease in revenues from these customers could significantly impact our financial results.
     Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months		For the Nine Months
	Ended December 31		Ended December 31,
	2005	2004	2005	2004
Customer A	18%	*	*	*
Customer B	10%	*	*	*
Customer C	10%	*	12%	*
Customer D	10%	*	13%	*
Customer E	10%	*	*	*
Customer F	*	53%	10%	40%

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
  Accounts receivable were concentrated with customers as follows:

	December 31,	March 31,
	2005	2005
Customer A	21%	19%
Customer B	16%	27%
Customer C	16%	*
Customer D	*	27%

 (* = less than 10%)
Vendor Concentration
     The Company does not own or operate a fabrication facility, and accordingly relies substantially on two outside foundries, United Manufacturing Corporation (“UMC”), located in Taiwan, and Hua Hong Nippon Electronics Co. (“HHNEC”), located in China, to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.
     Substantially all of the Company’s products are assembled and tested by one of three third-party subcontractors, Advance Semiconductor Engineering, Inc., located in Taiwan, and Belling Corp., Ltd. and Siliconware Precision Industries Ltd., in the People’s Republic of China. The availability of assembly and testing services from these subcontractors could be adversely affected in the event any subcontractor experiences financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity. As a result of this reliance on third-party subcontractors for assembly and testing of its products, the Company cannot directly control product delivery schedules, which has in the past, and could in the future, result in product shortages or quality assurance problems that could increase the cost of manufacture, assembly or testing of the Company’s products.

Note 6. Segment and Geographic Information
     The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.
     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months		For the Nine Months
	Ended Decemberr 31,		Ended December 31,
	2005	2004	2005	2004
China	42%	*	43%	*
Europe	7%	52%	11%	41%
Japan	35%	14%	23%	17%
United States	21%	17%	20%	13%
Other	-5%	17%	3%	29%

(* = less than 10%)
Note 7. Commitments and Contingencies
Stock Repurchase
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding shares of the Company’s common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of December 31, 2005, the Company had acquired 144,400 shares on the open market that it holds as treasury stock.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding shares of the Company’s common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of the Company’s common stock. As of December 31, 2005, the Company had not repurchased any shares of common stock under this program.
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
     In December 2004 and October 2005, the Company acquired the right to the use of design software for a period of three years in exchange for the issuance of notes payable.
     Future payments due under long term obligations and operating leases as of December 31, 2005 are as follows (in thousands):

Fiscal	Notes	Operating
Year	Payable	Leases	Total
2006	$250	$53	$303
2007	425	172	597
2008	225	—	225

Total minimum payments	900	$225	$1,125

Less: Amount representing interest	(66)

Present value of minimum payments	834

Less: Current portion	(630)

Long term portion	$204

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
Overview
     Tvia, Inc. is a fabless semiconductor company which designs and develops an extensive line of flexible, high-quality digital display processors creating next-generation digital LCD, HD, SD and progressive-scan TVs, as well as other multimedia-related devices.
     We currently offer three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. We defer recognition of revenues for sales to our distributors until they have sold our products to their end customers.
     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 79% and 80% of our total revenues for the three and nine months ended December 31, 2005, respectively, were derived from customers located outside the United States compared to 83% and 87% in the same periods in the prior fiscal year. Our top five customers, including distributors, accounted for 58% and 36% of total revenues in the three and nine months ended December 31, 2005, respectively, compared to 53% and 40% in the same periods in the prior fiscal year.
     Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.
     The sales cycle for the test and evaluation of our products can range from two months to six months or more, plus an additional three to six months or more before an OEM customer commences volume production of equipment incorporating our products, if ever. Due to these lengthy sales cycles, we typically experience a delay between incurring operating expenses and inventory costs and the generation of revenues from design wins.
     We have sustained operating losses on a quarterly and annual basis since inception in 1993. As of December 31, 2005, we had an accumulated deficit of approximately $75.8 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) collectibility of accounts receivable; (3) valuation of inventories; (4) impairment of long lived assets; and (5) stock-based compensation valuation assumptions. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended March 31, 2005
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	100%	100%	100%	100%
Cost of revenues	48%	54%	52%	55%

Gross profit	52%	46%	48%	45%

Operating expenses:
Research and development	49%	111%	70%	166%
Sales and marketing	32%	40%	38%	40%
General and administrative	39%	50%	58%	63%

Total operating expenses	120%	201%	166%	269%

Operating loss	-68%	-155%	-118%	-224%

Interest income	4%	10%	6%	14%

Net loss	-64%	-145%	-112%	-210%

     Revenues. Revenues for the three months ended December 31, 2005 increased 149% to $2.7 million from $1.1 million for the three months ended December 31, 2004. The increase is attributable to increased sales generated by additional sales representative’s worldwide, a TV design center in China and increased sales volume of the TrueView 5600 product line to new customers. Included in revenue for the quarter ended December 31, 2005 are non-recurring engineering fees of $0.5 million.

     Revenue for the nine months ended December 31, 2005 increased 149% to $5.6 million from $2.2 million for the nine months ended December 31, 2004. The increase is attributable to increased sales generated by 10 new sales representatives worldwide and increased sales volume of the TrueView 5600 product line.
     Gross margin. Gross margin as a percentage of revenue was 52% and 48% in the three months and nine months ended December 31, 2005, respectively, as compared to 46% and 45% in the three and nine months ended December 31, 2004. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. The positive effect on the gross margin percentage for the quarter ended December 31, 2005 is partially due to the absence of any costs associated with the non- recurring engineering fees of $0.5 million recorded in revenue for the quarter.
     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses increased to $1.3 and $3.9 million in the three and nine months ended December 31, 2005, respectively, from $1.3 million and $3.7 million in the three and nine months ended December 31, 2004, respectively. Research and development expenses as a percentage of total revenues were 49% and 70% in the three and nine months ended December 31, 2005 compared to 111% and 166% in the three and nine months ended December 31, 2004. The decrease in research and development expenses as a percentage of revenues in the three and nine months ended December 31, 2005 compared to the same period in the prior fiscal year is attributable primarily to increased revenue in the current fiscal year. Stock compensation expense of $0.1 million and $0.3 million is recorded in the three and nine month periods ended December 31, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this Form 10-Q. There have not been comparable stock compensation charges recorded in the three and nine months ended December 31, 2004. Exclusive of this compensation charge research and development expenses remained constant in the three month period and decreased in the nine month period ended December 31, 2005, as compared to the corresponding periods of the prior fiscal year. The decrease in research and development expenses in the nine months ended December, 2005 is due primarily to a reduction in overall expenses resulting from reduction in headcount, consulting fees and engineering supplies driven by transfer of product development efforts from the United States to China, Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to increase slightly compared to expenses in the third quarter of fiscal 2006 primarily because of new product development efforts.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses increased to $0.9 million and $2.1 million in the three and nine months ended December 31, 2005, respectively, from $0.4 million and $0.9 million in the three and nine months ended December 31, 2004, respectively. Sales and marketing expenses as a percentage of total revenues were 32% and 38% in the three and nine months ended December 31, 2005 compared to 40% in the three and nine months ended December 31, 2004. The increase in sales and marketing expenses in absolute dollars for the three and nine months ended December 31, 2005 as compared to the same period of the prior fiscal year is primarily due to increased departmental headcount and increased sales commissions of $0.2 million and $0.5 million for the three and nine months ended December 31, 2005, respectively, paid to sales reps due to higher revenue. Also included in this increase are travel-related expenses and facility costs associated with higher revenue and ten additional employees. Payroll-related expenses also include stock compensation expense of $ $0.1 and $0.2 million in the three and nine months ended December 31, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q.
     General and administrative. General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses increased to $1.0 million and $3.2 million in the three and nine months ended December 31, 2005, respectively, from $0.5 million and $1.4 million in the three and nine months ended December 31, 2004, respectively. General and administrative expenses as a percentage of total revenues were 39% and 58% in the three and nine months ended December

31, 2005 compared to 50% and 63% in the comparable periods of the prior year. The increase in general and administrative expenses in absolute dollars for the three and nine months ended December 31, 2005 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll-related expenses which included stock compensation expense of $ $0.2 million and $0.4 million, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q. The increase in general and administrative expenses for the three and nine months ended December 31, 2005 is also comprised of additional accounting, professional and legal fees of $0.4 million and $0.6 million, respectively, associated with increased audit fees and the costs of compliance with the requirements established by section 404 of the Sarbanes-Oxley Act of 2002. The allowance for bad debts also increased by $0.3 million in the nine months ended December 31, 2005 primarily due to increased sales in the Peoples Republic of China that may become difficult to collect due to the risks associated with commerce in that region. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the ongoing costs of compliance with the Sarbanes-Oxley Act of 2002 and the continued rising costs associated with our status as a public company.
     Other income, net. Interest income, net was $0.1 million and $0.3 million for the three and nine months ended December 31, 2005 and the three and nine months ended December 31, 2004, respectively.
     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and nine month periods ended December 31, 2005 and 2004 and therefore made no provision for income tax in these periods. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.
Liquidity and Capital Resources
     During the nine months ended December 31, 2005, we used $6.5 million of cash and cash equivalents in our operating activities as compared to $4.0 million during the nine months ended December 31, 2004. Cash used in operations during the nine months ended December 31, 2005 resulted primarily from net loss of $6.2 million, an increase in accounts receivable of $2.3 million, an increase in inventories of $1.1 million partially offset by non-cash items of depreciation and amortization of $0.9, stock compensation expense of $1.0 million and an increase in accounts payable and accrued liabilities of $0.4 million and $0.7 million, respectively. Cash used in operations during the nine months ended December 31, 2004 resulted primarily from net loss of $4.7 million and increases in accounts receivable, and prepaid expenses and other current assets of $0.3 million and $0.2 million, respectively, partially offset by non-cash items of depreciation and amortization of $0.9 million and disposal of fixed assets and licensed technology of $0.2 million.
     Cash flows provided by investing activities were $8.4 million during the nine months ended December 31, 2005 compared to $2.6 million during the nine months ended December 31, 2004. This increase was primarily due to the maturity of investments of $20.1 million offset by a purchase of investments of $12.0 million.
     As of December 31, 2005 our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at December 31, 2005 and 2004 was $16.9 million and $24.2 million, respectively.
     The following represent our significant working capital commitments:
Stock Repurchases
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of the Company’s common stock. As of December 31, 2005, the Company had acquired 144,400 shares on the open market that it holds as treasury stock. Based on the closing price of the Company’s common stock on the NASDAQ Small Cap Market on December 31, 2005, the aggregate funds used to acquire to the remaining 55,600 shares of the Company’s common stock, if purchased, would have a minimal impact on the Company’s current cash, cash equivalent and short-term investment balances.

     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of December 31, 2005, we had not repurchased any shares of common stock under this program.
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
     Future contractual obligations as of December 31, 2005 were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	900	250	650	—	—
Operating Lease Obligations	225	198	27	—	—

Total	1,125	448	677	—	—

     Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $14.9 million at December 31, 2005, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. In the nine months ended December 31, 2005 we used $6.8 million of cash, cash equivalents and short-term investments.

RISK FACTORS
We expect continuing losses and may not achieve profitability which could affect our ability to expand our business.
     We have incurred significant operating losses in each year since our inception, except in fiscal 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $75.8 million from our inception in March 1993 through December 31, 2005. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.
Because the emergence of the interactive television market and the continued growth of the LCD television market has been slower than anticipated, we may not be able to sell our products or sustain our business.
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
     Historically we have been, and we expect to continue to be, dependent on a relatively small number of OEMs and distributors for a significant portion of our total revenues. Sales to Sharp Corporation accounted for 18% of revenues and sales to Micro Network Korea, Celestica Corporation, Sino American Electronics and Shenzhen Ricom Industrial Development Co., Ltd. each accounted for 10% of total revenues for the three months ended December 31, 2005, respectively. Sales to SMS Electronics, Ltd. accounted for 53% of total revenues for the three months ended December 31, 2004, respectively. Sales to Shenzhen Ricom Industrial Development Co., Ltd, Micro Network Korea and SMS Electronics, Ltd. accounted for 12%, 13% and 10% of total revenues for the nine months ended December 31, 2005, respectively. Sales to SMS Electronics, Ltd. and Kanematsu Devices Corporation accounted for 40% and 17% of total revenues for the nine months ended December 31, 2004, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to one or more key customers or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.
Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.
     We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the quarters ended December 31, 2005 and 2004, research and development expenses represented 49% and 111% of our revenues, respectively. For the nine months ended December 31, 2005 and 2004 research and development expenses represented 70% and 166% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.
     We sell our products on a purchase order basis through our direct sales channel, sales representatives and distributors We recognizes revenue from product sales upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.
     Refusal of customers to accept shipped products or delays or difficulties in collecting accounts receivable could have an adverse effect on our business.
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
     The market for advanced televisions, and emerging interactive displays and the semiconductor industry in general, are highly competitive. We compete with a number of domestic and international suppliers of semiconductors in our targeted markets. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our targeted markets. We believe that we must compete on the basis of a variety of factors, including:
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
     Sales of our products to our OEM customers and to distributors located outside the United States accounted for 79% and 83% of our total revenues for the three months ended December 31 2005 and 2004, respectively. Sales of our products to our OEM customers and to distributors located outside the United States accounted for 80% and 87% of our total revenues for the nine months ended December 31 2005 and 2004, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.
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
     The primary customers for our products are companies in the advanced television and emerging display device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, if the United States economy, including the semiconductor industry, experiences a recession, it could negatively impact our business and operating results. A decline in the United States economy could result from further terrorist attacks in the United States. If the economy declines as a result of the economic, political and social turmoil, existing and perspective customers could reduce their design budgets or delay implementation of our products, which could harm our business and operating results.
     In addition, the markets of semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability, business failures and a depressed business environment. These difficulties can trigger a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.
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
     Substantially all of our products are assembled by one of two subcontractors, one of which is located in Taiwan, and one in Shanghai, People’s Republic of China. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if either subcontractor experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.
Political instability in the People’s Republic of China or Taiwan could harm our manufacturing and research and development capabilities and negatively impact our product sales.
     We operate our research and development facility in the People’s Republic of China. In addition, most all of our products are manufactured, and assembled and tested outside of the United States at facilities operated by third parties in Taiwan and the People’s Republic of China. The political and economic conditions in these regions, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot provide assurance that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.
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
     An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     During the quarter ended December 31, 2005, the Company’s independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of certain adjustments to revenue related to a unique contract which they identified during their review of the Company’s interim condensed consolidated financial statements. The material weakness identified pertains to the Company’s revenue recognition policy, which is not sufficiently formalized or detailed to serve as an adequate guideline when unique circumstances arise. Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Upon consideration of the relevant facts and circumstances, management concurred that revenue should be recognized with respect to this contract. This adjustment increased our non-recurring engineering revenue and decreased the deferred revenue account. This adjustment does not affect the Company’s previously reported financial statements dated November 14, 2005.
(b) Changes in internal control over financial reporting. Our management is treating this material weakness seriously and is in the process of enhancing our revenue recognition policy to address the proper accounting in certain unique and unusual situations that arise in our business by requiring senior accounting personnel and the CFO to review, approve and confirm appropriate accounting treatment for complex non-routine transactions.
In the fourth fiscal quarter of 2006, the Company began implementing and fully intends to implement the foregoing policy modifications.
PART II: OTHER INFORMATION

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

TVIA, INC.

February 14, 2006	By:	/s/ Diane Bjorkstrom
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