Form 10-K
period 2006-03-31
TVIA INC
filed 2006-06-27
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-30539

TVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3175152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4001 Burton Drive, Santa Clara, California 95054 (Address of principal executive offices)	(408) 982-8588 (Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq Small Cap Market) on September 30, 2005 was approximately $29.6 million.

As of May 31, 2006 there were 24,106,917 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on August 10, 2006.

TVIA, INC. AND SUBSIDIARY

2006 FORM 10-K

This document contains forward-looking statements that involve risks and uncertainties. Tvia’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition, risks associated with product development, reliance on foreign manufacturers, foreign business, political and economic risks and risks identified in the Company’s Securities and Exchange Commission, filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located in Item 1A.

All references to “Tvia,” “we,” “us,” “our” or the “Company” mean Tvia, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

Item 1.	Business

Tvia is a fabless semiconductor company focused on designing, producing and marketing display processors for the digital and interactive TV market. We offer a family of flexible, high-quality display processors to TV manufacturers, creating next-generation digital high definition (HD) LCD TV, enhanced definition (ED) progressive-scan TVs, as well as other multimedia-related devices.

Tvia currently offers three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. We also sell our products to a number of distributors.

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

Available Information

Our internet address is http:// www.tvia.com. Tvia makes the following filings available on its website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act.

Industry Background

Digital Television (DTV) is a new type of TV display. Images and sound are captured using digital technology, delivering a movie-quality experience with multicasting and interactive capabilities. That means better quality, more choices, and more control over your television. There are many quality levels of digital television programming. The most common are:

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

Over the next decade, we anticipate that digital television, or DTV, penetration will increase from 12 percent in 2004 to 44 percent by 2007 based on projections provided by DisplaySearch, a market research firm at their 2006 industry conference. We believe this mass-scale global technology expansion will produce unique opportunities for superior display processor revenue growth. Several technologies are competing for a share of the DTV market including Liquid Crystal Display (LCD), Progressive cathode ray tube (CRT), digital light processing (DLP), and plasma displays (PDP).

According to the market-research firm DisplaySearch, DTV is expected to follow a similar path of adoption to that of digital video disks (DVDs). DVD players have enjoyed rapid acceptance over the last few years. There are several factors that have contributed to the success of the DVD player, including ubiquitous content, smaller form factor, improved audio and visual quality and falling prices, a by-product of silicon integration. By comparison, the DTV market is small, but rapidly increasing. According to SDI Marketing and Samsung, worldwide sales of DTVs, which include PTV (Progressive CRT TV), LCD, PDP, PJTV (projection televisions) and HDTV, are expected to grow from 22 million units in 2004 to 89 million units in 2007.

DTV growth drivers are expected to largely mirror those of DVD players. Importantly, two of the largest components of DTV are glass and silicon, which we expect to drop materially in price over the next few years due to new capacity and improved integration of display processor functionality.

Industry analysts define advanced television, or DTV, or digital displays, as displays without a digital tuner and integrated digital broadcast decoder. In the case of LCD televisions, they tune and receive analog video signals and through the use of silicon-based processes such as 3D digital comb filtering and de-interlacing, significantly enhance the content so that it approaches the quality of DTV. At higher price points, the DTV televisions may include add-in board slots for DTV tuners and digital broadcast decoders for local broadcast standards.

Currently, television pictures are made up of lines that are scanned horizontally. HDTV pictures are created by utilizing digital high resolution scanning. This resolution and other technical factors improve the sharpness of the pictures, allowing you to read on your television small text commonly seen on your computer. HDTV sets have wider, movie-theater like screens that more closely resemble human peripheral vision making it a better viewing experience.

Within the emerging DTV market, LCD television is the largest and fastest growing sub-segment. Moreover, LCD televisions best illustrate the semi-conductor sales opportunities resulting from the transition to digital video through the use of silicon chips. LCD televisions require silicon de-interlacers and scalars to create a high-definition, high-quality video image.

Our Solution

•	We believe our display processors provide high quality, efficient silicon de-interlacing and scaling that allow our customers to produce high-quality progressive scan CRT television and LCD television at an attractive price.

•	We believe our display processors, software, reference design kit and design support enable our OEM customers to accelerate their time to market by reducing their systems engineering development. Our engineers work closely with our customers’ engineers to facilitate systems design. These benefits enable our OEM customers to quickly bring products with rich features and differentiated systems to market.

Products

Our products are based on advanced architecture integrated circuits and system designs that provide real time, cost effective and high quality display processing. We currently offer three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. Each of our semiconductor solutions include different features, which OEMs can select depending on the attributes of their particular product.

The TrueView 5700 is a low pin count, low-cost, highly integrated digital video image display processor providing the key features necessary to design a single channel, low cost LCD TV and ED progressive scan CRT television.

The TrueView 5600 product line targets the mid-range HD LCD television market and other LCD based applications such as, Multimedia displays, Web-pads, in-flight entertainment systems, and info-tainment system displays that process enhanced picture-in-picture and multiple source capabilities. Features that are optimized specifically for LCD’s include superior de-interlacing, advanced scaler performance and exceptional alpha blending features and multiple independent media streams. The strong alpha blending feature allows for transparent layers of media content used in creating outstanding menus and guides.

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

Customers

We target customers in the advanced television industry and support the emerging interactive display markets. We began to focus on the emerging interactive display market in 1997, and later shifted our focus to the advanced digital television markets. The majority of our sales in fiscal 2006 were to manufacturers and distributors of LCD TV, DVR, electronic gaming, CRT-DTV, TV converter boxes, security market and transportation entertainment systems (airplanes, taxi and trains). In prior years, the majority of our sales were to the IPTV (TV over the internet) interactive set top market. Many of our customers manufacture or distribute products in more than one of our target markets.

In fiscal year 2006, sales to Shenzhen Ricom Industrial Development Co., Ltd., Micro Network Korea Co., Ltd., Sharp Trading Company and Univeral Technology represented 13%, 13%, 11% and 10%, respectively. In fiscal year 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal year 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. In fiscal year 2006, sales to customers in China, Japan and the United States comprised 57%, 17% and 15% of revenues, respectively. In fiscal year 2005, sales to customers in the Europe, Japan, China, the United States and Korea comprised 34%, 20%, 13%, 11% and 10% of revenues, respectively. In fiscal year 2004, sales to customers in the United States, Europe, Taiwan and Japan comprised 24%, 24%, 18%, and 15% of revenues, respectively.

Sales and Marketing

We sell and market our display processors through our direct sales force, sales representatives and distributors.

Our products are marketed directly or indirectly through our partners’ channels to OEMs for evaluation and development primarily through TV design kits designed internally with strategic partners. These reference platforms and TV design kits (hardware and software) have proven to be vital to our success in obtaining new design wins. We also promote our products through our website, trade shows, articles, press releases and joint promotions with our strategic partners.

Our personnel work closely with customers, sales representatives and authorized distributors to define product features, performance, price and market timing of new products. We provide technical support and design assistance directly to OEM customers, regardless of the sales channels used. We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with our customers. These relationships begin at the design phase and develop as customer needs change and evolve. We provide support through both on-site customer service and remote support from our facilities.

As of March 31, 2006, we employed a sales and marketing force of 45 people. We believe these personnel have the technical expertise and industry knowledge necessary to support a lengthy and complex sales process. We also employed ten field applications engineers to assist customers in designing, testing and qualifying system designs that incorporate our integrated circuits and software products. We believe that the depth and quality of this design support team are key to improving our customers’ time to market and maintaining a high level of customer satisfaction. Our direct sales offices are located in Santa Clara, California and Shenzhen and Hefei, People’s Republic of China. All of our sales offices provide hardware and software applications support.

Research and Development

Our research and development efforts are focused on four areas: device architecture and logic design, physical layer design, software development and device testing. As of March 31, 2006, our research and development staff consisted of 87 employees, (11 of whom were located in the United States and 76 of whom were located in the People’s Republic of China). Our research and development efforts have centered on architecture design, streaming media processing modes, high-speed digital and mixed signal design and software.

We conduct research and development at our design centers in Santa Clara, California and Hefei, People’s Republic of China. Our People’s Republic of China facility is located in a science park near Hefei University of Technology, where employee costs are lower than in the San Francisco Bay Area.

Our research and development expenses for fiscal years 2006, 2005 and 2004 were $6.1 million, $5.8 million and $6.8 million, respectively. Research and development expenses consist mainly of personnel and other costs associated with the development of product designs, process technology, software and programming hardware. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

We have adopted a fabless semiconductor manufacturing model and therefore we outsource all of our semiconductor manufacturing and assembly. This approach allows us to focus our resources on the design, development, testing and marketing of our products and significantly reduces our capital requirements. We develop our designs to be compatible with two foundries, United Manufacturing Corporation, or UMC, located in Hsin Chu, Taiwan, and HuaHong NEC located in the People’s Republic of China. This allows us to shift production from one facility to the other in the event of a capacity constraint at one foundry. We currently use 0.35 micron technology for production of our TrueView 5600 and TrueView 5700 families. We use 0.18 micron technology for production of our CyperPro 5202 family.

We use standard library designs and develop analog cells through our IC design group. We believe this allows us to reduce the size of the semiconductor, reduces time to market, and therefore the cost. This also gives us greater control over the quality and reliability of our multi-media display processors.

Assembly of our devices is performed by Advance Semiconductor Engineering, Inc. in Kaohsiung, Taiwan, and Siliconware Precision Industries Ltd in the People’s Republic of China. We use Advance Semiconductor Engineering, Inc. in Kaohsiung, Taiwan and Belling Corp., Ltd. in Shanghai, People’s Republic of China to test our products. Final QA testing is primarily performed by us at our subsidiary in Hefei, People’s Republic of China.

Competition

The semiconductor industry and the market for integrated circuits for advanced televisions and emerging interactive displays is highly competitive. We believe we can compete favorably in each of the key competitive factors in our target markets. These factors are:

•	Functionality;

•	Complete solution,

•	Performance;

•	Time to market;

•	Price;

•	Conformity to industry standards;

•	Product road maps; and

•	Technical support.

Our current and primary competitors are Genesis Microchip, Inc. (GNSS), Pixelworks, Inc. (PXL), and Trident Microsystems, Inc. (TRID). In addition to these competitors, we expect other major semiconductor manufacturers will enter the market as the DTV market develops. A number of companies, including STMicroelectronics N.V., ATI, Zoran and Philips Electronics N.V., have announced that they are developing or plan to introduce competing products in the HDTV markets which could result in significant competition. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.

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

In April 2001, we amended the agreement with Oak Technology, in order to license Oak’s proprietary MPEG-2 technology that permits the incorporation of MPEG-2 decoding functions onto our chips. As a result of our agreement, we were granted the right to use this MPEG-2 technology for MPEG-2 integration in our products and to manufacture distribute and sublicense products using the MPEG-2 decoding technology. In December 2003, we postponed the development of product related to this technology indefinitely; accordingly, we wrote off $1.5 million of license technology related to this MPEG-2 technology.

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

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. It is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending with regard to similar technologies, many of which are confidential when filed. If our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

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

Seasonality

The electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. The seasonal peak occurs prior to the Christmas holidays and the seasonal downturn occurs primarily during June and July. Industry downturns may be caused by adverse economic conditions. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

Employees

As of March 31, 2006, we had 205 full time employees including 87 engaged in research and development, 45 engaged in sales and marketing, 45 engaged in operations and 28 engaged in general management and administration activities. Of these employees, 32 work in our Santa Clara facility, 3 work in Japan and 170 work at our facility in the People’s Republic of China. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 1A.	Risk Factors

We expect continuing losses and may not achieve profitability, which could affect our ability to expand our business.

We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and display markets in 1996. We have incurred net losses of approximately $78.0 million from our inception in March 1993 through March 31, 2006. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

A slow down in the DTV market could significantly affect our revenue growth.

Our current product development efforts are focused on 17 inch to 42 inch LCD and Plasma digital televisions. According to an SDI Marketing Study the DTV market size for 2006 is 63 million units and growing to 89 million units in 2007. They expect the LCD TV market to be 43% of the total DTV market. If this market growth were to slow down significantly, the demand for our products would also drop off, materially affecting our continued revenue growth.

A significant amount of our revenues comes from a few customers and any decrease in revenues from these customers could significantly impact our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues. Sales to Shenzhen Ricom Industrial Development Co., Ltd., Micro Network Korea Co., Ltd., Sharp Trading Corporation and Universal Technology represented 13%, 13%, 11% and 10% of total revenues in fiscal year ended March 31, 2006, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of total revenues in fiscal year ended March 31, 2005, respectively. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of total revenues for the fiscal year ended March 31, 2004, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to any key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2006, 2005 and 2004, research and development expenses represented 73%, 178% and 295% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

We operate in a highly competitive, quickly changing environment marked by new and emerging products and technologies. Our success depends on our ability to develop, introduce and successfully market new products and enhance our existing products in the advanced television and emerging interactive display markets. The development of these new products is highly complex and, from time to time, we have experienced delays in completing their development and introduction. Any one of the following factors could affect our ability to develop, introduce and sell new products and could materially harm our business:

•	our failure to complete new product designs in a timely manner;

•	our inability to manufacture our new products according to design specifications;

•	our inability to deliver our products to our customers in a timely manner for any reason, including lack of manufacturing capacity or the failure of our contracted foundries to meet targeted-manufacturing yields; and

•	our sales force’s and independent distributors’ inability to create adequate demand for our products.

Our future operating results are likely to fluctuate and may fail to meet expectations, which could cause our stock price to decline.

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

Our semiconductors are complex to manufacture and may have errors or defects, which could be costly to correct.

The manufacture of semiconductors is a complex process. Foundries may not achieve acceptable product yields from time to time due to the complexity of the integrated circuit design, inadequate manufacturing processes and other reasons. We refer to the proportion of final acceptable integrated circuits that have been processed, assembled and tested relative to the gross number of integrated circuits that could have been produced from the raw materials as our product yields. Identifying defects and determining the reason for low yields may be discovered after production has begun and at various stages of the production cycle. Our failure to discover defects early in the production cycle will result in higher costs and may require a diversion of our technical personnel and resources away from product development in order to correct the defect. In addition, defective products that have been released into the market and distributed to our customers and end users, and may result in harm to our reputation, significant warranty costs, diversion of our technical resources and potential product liability claims that would be costly to defend and divert managerial resources.

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

Sales of our products to customers located outside the United States accounted for 85%, 89% and 76% of our total revenues in fiscal years ended 2006, 2005 and 2004 and will continue to represent a significant portion of our total sales in future periods. In addition, many of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability impacts the sales of products manufactured by our customers, as does the Chinese New Year, during which time many manufacturers and businesses close their operations. We may be negatively impacted by the terrorist attacks on the United States and the resulting conflicts worldwide. We could also experience greater difficulties collecting accounts receivable from customers outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce.

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

The primary customers for our products are companies in the advanced television and emerging display device markets. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. In the past, the United States economy, including the semiconductor industry, has experienced a recession, which has negatively impacted our business and operating results. A future decline in the United States economy could result from new terrorist attacks in the United States. If the economy declines as a result of the economic, political and social turmoil, existing and perspective customers may reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

In addition, the markets of semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability causing business failures and a depressed business environment. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and my continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.

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

We operate our research and development facility in the People’s Republic of China. Our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan and China. The political and economic conditions in the region, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot provide assurance that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

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

Item 2.	Properties

Our headquarters, which also serves as our principal administrative, selling and marketing, customer support, applications engineering and product development facility, is located in Santa Clara, California, and consists of one building of approximately 16,500 square feet under a lease that expires on December 31, 2006. We also lease a building located in Hefei, People’s Republic of China of approximately 21,000 square feet under a lease that expires in June 2007 for our research and development operations in China; a building in Beijing, People’s Republic of China of approximately 2,000 square feet that expires in July 2006, used for marketing and customer support purposes in China; and a building located in Shenzhen, People’s Republic of China of approximately 5,000 square feet that expired in June 2006 for our marketing and customer support in China. Effective June 2006 the Company has leased office space in Shenzhen, Peoples Republic of China of approximately 26,000 square feet under a lease that expires in May 2008. The new office will replace the Beijing and Shenzhen offices and will be used for our customer support and marketing operations.

We believe our existing facilities are adequate to meet our needs for the near future and that future growth can be accomplished by leasing additional or alternative space on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time we may be involved in litigation relating to claims arising in the ordinary course of business.

The Company previously purchased software from Circuit Semantics, Inc, or CSI. Silvaco Data Systems, the developer of the software, has filed a complaint against CSI asserting misappropriation of trade secrets and unlawful business practices. Silvaco Data Systems has filed a similar complaint against the Company as an end-user of the software, seeking monetary damages. The lawsuit was filed in the Superior Court of California, County of Santa Clara. Trial has been set for October 16, 2006.

Because of the nature of litigation, the outcome is unpredictable. The Company may obtain a judgment in its favor but an adverse ruling is also possible. The Company believes it has meritorius defenses to Silvaco’s claims, but if an adverse ruling results, Tvia’s potential liability would likely be equivalent to a reasonable royalty and/or the value of the benefits received from its use of the software. Such a judgment is anticipated to range from $0 to $300,000, depending upon factual variables which are presently uncertain.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers

The executive officers of the Company are as follows:

Eli Porat, 60, was elected Chairman of the Board effective April 1, 2005 and succeeded Kenny Liu who resigned effective April 1, 2005. Mr. Porat has also served as our Chief Executive Officer since November 2001 and as President since February 2002. Mr. Porat has served as a director of our Company since March 2001. From January 1997 to November 2001, Mr. Porat was Chief Executive Officer of OpenGrid, Inc., a mobile business solutions company. From 1991 to 1996, Mr. Porat was Chief Executive Officer of DSP Group, an audio digital signal processing company. From 1972 to 1983, Mr. Porat was with Intel Corporation. Mr. Porat earned B.S. and M.S. degrees in Electrical Engineering and Computer Science from the University of California, Berkeley.

Diane Bjorkstrom, 50, joined the Company in September 2004 as Chief Financial Officer and Vice President of Administration. Prior to joining the Company, she served as an independent financial consultant from August 2002 to September 2004. From January 2002 to July 2002, Ms. Bjorkstrom served as the Chief Financial Officer of Blend MediaWorks, Inc., a software company. From October 1997 to January 2002, Ms. Bjorkstrom was employed by the Brenner Group Inc., an executive management firm. While there, she was the interim Chief Financial Officer of various high-tech companies. Ms. Bjorkstrom holds a B.S. in Commerce/Accounting from Rider University. Ms. Bjorkstrom is a Certified Public Accountant.

David Medin, 49, joined Tvia as Chief Technology Officer and Worldwide Vice President of Engineering in March of 2006. Prior to joining the Company he served as Marketing Executive at NVIDIA Corporation from 2004 to 2006. He also served as Executive Vice President and Founder of Tymphany Corporation, Executive Vice President from 2001 to 2004 and CEO and President of Innovision Corporation from 1990 to 2000. Prior positions also included Vice President and General Manager of US Video from 1985 to 1990.

Benjamin Silva, 45, joined the Company in September 2004. From January 2004 through September 2004, he was the Executive Vice President of Marketing and Business Development at DG2L Technologies, Inc., a provider of next-generation digital media technologies. From October 2001 through December 2003, Mr. Silva served as the Vice President of Worldwide Sales and Business Development at iVAST, Inc., a digital media software company. From September 1999 through September 2001, he was the Vice President of Worldwide Sales and Business Development at Streaming 21, Inc., an internet streaming video technology company. Mr. Silva holds a B.A. degree in communication/theatre with a minor in business administration from Boston University.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common stock, par value $0.001 (“Common Stock”), was traded on the Nasdaq National Market (“Nasdaq”) under the symbol “TVIA”, until December 4, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the SmallCap Market during the Company’s 2006 and 2005 fiscal years.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

March 31	$2.85	$2.68	$2.19	$1.32
December 31	$2.20	$2.11	$2.30	$1.07
September 30	$2.27	$2.16	$2.04	$1.27
June 30	$1.80	$1.62	$2.73	$1.59

As of May 31, 2006, the Common Stock was held by 177 stockholders of record (not including beneficial holders of stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Securities Authorized for Issuance Under Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of our common stock. This program does not have a maximum stock repurchase price or an expiration date. As of March 31, 2006, we had acquired 204,400 shares on the open market that we hold as treasury stock.

On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire up to 5 million shares of outstanding common stock in the open market for a maximum of $0.50 per share. This program does not have an expiration date. As of March 31, 2006, we had not repurchased any shares of common stock under this program.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended March 31, 2006, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product sales	$7,767	$3,098	$2,042	$1,771	$11,342
Development contracts and other	566	183	267	461	498

Total revenues	8,333	3,281	2,309	2,232	11,840

Cost of revenues:
Product sales	3,805	1,587	1,235	1,460	8,522
Development contracts and other	5	198	88	83	109

Total cost of revenues	3,810	1,785	1,323	1,543	8,631

Gross profit	4,523	1,496	986	689	3,209

Operating expenses:
Research and development	6,065	5,829	6,823	8,983	12,664
Sales and marketing	3,301	1,338	838	1,506	2,940
General and administrative	3,964	2,365	1,829	2,039	2,116
Amortization of deferred stock compensation	—	—	—	595	1,572
Restructuring costs	—	—	—	950	—

Total operating expenses	13,330	9,532	9,490	14,073	19,292

Operating loss	(8,807)	(8,036)	(8,504)	(13,384)	(16,083)
Other income (expense), net Interest income	606	406	401	703	1,818
Interest expense	(204)	(10)	(11)	(14)	—
Gain on sale of software business	—	—	9,075	—	—

Net income (loss) before taxes	(8,405)	(7,640)	961	(12,695)	(14,265)
Income taxes			25

Net income (loss)	$(8,405)	$(7,640)	$936	$(12,695)	$(14,265)

Basic and diluted net income (loss) attributable to common stockholders	$(0.36)	$(0.33)	$0.04	$(0.58)	$(0.66)

Shares used in computing basic and diluted net income (loss) per share to common stockholders	23,471	22,827	23,982	21,952	21,631

No cash dividends were paid during any of the five previous years.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$12,957	$21,742	$27,206	$24,417	$35,505
Working capital	16,058	21,513	28,000	24,273	35,979
Total assets	21,353	25,487	31,403	31,193	43,387
Long-term liabilities	211	345	—	486	—
Total stockholders’ equity	$16,633	$22,642	$30,059	$28,766	$40,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements that involve risks and uncertainties. Tvia’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition, risks associated with product development, reliance on foreign manufacturers, foreign business, political and economic risks and risks identified in the Company’s Securities and Exchange Commission, filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located in Item 1A, of this Form 10-K.

Overview

We design, develop and market display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital LCD, HD, and progressive-scan televisions.

We currently offer three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. Revenue from product sales to distributors occurs only when the distributor can identify the end user and the distributor places a purchase order to the Company identifying the end user and assures shipment to that user. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. In fiscal 2006, sales to Shenzhen Ricom Industrial Development Co., Ltd., Micro Network Korea Co., Ltd., Sharp Trading Corporation and Univeral Technology represented 13%, 13%, 11% and 10% of revenues, respectively. In fiscal 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

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

We have sustained operating losses on a quarterly and annual basis since inception. As of March 31, 2006, we had an accumulated deficit of approximately $78.1 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We anticipate higher revenues for at least the next several quarters as compared to the same period in the prior fiscal year, due to an expected increase in demand in the digital television market.

We have a subsidiary in the, People’s Republic of China with offices in Hefei that perform final production tests, research and development and logistics support and offices in Shenzhen and Beijing that provide sales and complete system support including design and integration to our customers.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition. Critical accounting policies and estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include those regarding (1) revenue recognition; (2) valuation of accounts receivable; (3) valuation of inventories; (4) impairment of long lived assets; and (5) stock-based compensation valuation assumptions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Revenues.  End Users Sales: We recognize revenue from product sales to end users when persuasive evidence of an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment.

Distributor Sales:  Revenue from product sales to distributors occurs only when the distributor can identify the end user and the distributor places a purchase order to Tvia identifying the end user and ensures shipment to that end user. The sale must be evidenced by persuasive evidence that an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. On a discretionary basis the Company may extend payment terms in excess of ninety days to credit worthy customers or distributors. It is the Company’s sales policy to ship to distributors only when an end user customer is defined and the shipment date confirmed. In accordance with these requirements the distributor does not hold inventory.

The Company does not recognize customer acceptance criteria. If these criteria are included in the arrangement, then the Company will not recognize revenue until all customer acceptance requirements or significant obligations are completed.

If the Company launches a new product, the revenue is deferred until the new product is integrated and accepted by the first-time customer(s) for that product.

In response to competitive market conditions, the Company offers incentive programs common to the semiconductor industry. Accruals for estimated distributor incentives or commissions are established at the time of sale based on the terms of the incentive program.

Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized as revenue upon achievement of NRE milestones. NRE revenue occurs infrequently and is generally insignificant when compared to semi-conductor revenue.

Receivables.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. As part of the estimation process, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. If circumstances indicate that a customer balance is ultimately uncollectible it is written off against the allowance account.

Inventory.  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and overhead. Allowances, when required, are made to reduce carrying values of inventories to their estimated net realizable values. The write-down of our inventory for estimated obsolescence or unmarketable inventory is equal to the difference between the cost of inventory and the estimated realizable value that is based upon assumptions about future demand and market conditions. These assumptions are based on our analysis of various factors, including a review of specific transactions, historical experience and current market and economic conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Impairment of Long-Lived Assets.  We evaluate long-lived assets for impairment on an annual basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We perform an impairment assessment when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Once written down, amounts are not adjusted until the asset is sold or scrapped. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-live assets could be required.

Stock Based Compensation Expense.  Effective April 1, 2005, the Company early adopted SFAS No. 123(R) which revises SFAS 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. With regards to the stock option plan, the Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. With regards to the SARS (Stock Appreciation Rights) plan FAS 123(R) requires cumulative effect adjustment in the period of adoption, remeasuring all vested awards at fair value from the inception of the plan.

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

Results of Operations

The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment:

	Year Ended March 31,
	2006	2005	2004

Consolidated Statement of Operations Data:
Revenues:
Product sales	93%	94%	88%
Development contracts and others	7	6	12

Total revenues	100	100	100

Cost of revenues:
Product sales	46	48	53
Development contracts and others	—	6	4

Total cost of revenues	46	54	57

Gross profit	54	46	43

Operating expenses:
Research and development	73	178	295
Sales and marketing	40	41	37
General and administrative	48	72	79

Total operating expenses	161	291	411

Operating loss	(107)	(245)	(368)

Other income (expense), net
Interest income	7	12	17
Interest expense	(2)	—	—
Gain on sale of software business	—	—	393

Other income, net	5	12	410

Net income (loss) before taxes	(102)	(233)	42
Income taxes	—	—	1

Net income (loss)	(102)	(233)	41

Results of Operations for the Fiscal Years Ended March 31, 2006, 2005 and 2004

Revenues.  Revenues were $8.3 million, $3.3 million and $2.3 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Revenues increased $5.0 million in fiscal year 2006 compared to fiscal year 2005. The increase in revenue for fiscal year ended March 31, 2006 was primarily due to increased sales generated by 10 new sales representatives worldwide resulting in increased sales volume of the TrueView 5600 and TrueView 5725 product line. In fiscal year 2006, there was NRE revenue from Sharp for approximately $0.5 million. The increase in revenue for fiscal year ended March 31, 2005 compared to fiscal year 2004 was primarily the result of an increase in units shipped to customers. We generate most of our revenues from display processors that are used with our DTV reference design kits sold to new OEMs, third-party manufacturers or distributors.

Foreign sales, consisting primarily of product sales and development contracts, sales representatives and distributors in Asia and Europe, represented 85%, 89% and 76% of total revenues in fiscal years 2006, 2005 and 2004, respectively. All export revenues are denominated in United States dollars. We believe foreign sales will continue to account for a significant majority of our revenues in the foreseeable future.

Gross margin.  Gross margin increased to 54% in fiscal year 2006 compared to 46% in fiscal 2005. The positive effect on gross margin in fiscal year 2006 is primarily attributable to improved yields, reduced manufacturing variances and the receipt of non-recurring engineering revenue of $0.5 that had no related cost. Gross margin increased to 46% in fiscal year 2005 compared to 43% in fiscal 2004 primarily due to improved manufacturing yields and lower overhead primarily attributable to decreased headcount and facilities costs. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

Research and development.  Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses were $6.1 million, $5.8 million and $6.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Research and development expenses as a percentage of total revenues were 73%, 178% and 295% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decrease in research and development expenses as a percentage of revenues in fiscal years ended 2006 and 2005 when compared to fiscal year ended 2004 is attributable primarily to increased revenue. Payroll related expenses also include stock compensation expense of $0.8 million recorded in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. Exclusive of this compensation charge, research and development expenses decreased by $0.5 million in the fiscal year ended March 31, 2006 as compared to the prior fiscal year, primarily due to a reduction in amortization expense for capitalized software costs that were fully amortized in fiscal year ended 2005. The decrease in research and development expense in absolute dollars and as a percentage of revenues from fiscal year ended 2004 to fiscal year ended 2005 is primarily due to a write-off of license technology totaling $1.5 million in fiscal year ended 2004 without a comparable write-off in fiscal year ended 2005. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to remain relatively constant.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses were $3.3 million, $1.3 million and $0.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Sales and marketing expenses as a percentage of total revenues were 40%, 41% and 36% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in sales and marketing expenses in absolute dollars for the fiscal year ended March 31, 2006 as compared to fiscal year 2005 is primarily due to increased sales commissions of $0.7 million paid to sales representatives due to higher revenue and increased compensation expense related to 10 additional sales representatives of $0.4 million. Also included in this increase are travel-related expenses and facility costs associated the headcount additions. Payroll-related expenses also include stock compensation expense of $0.5 million in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. In the foreseeable future, we expect sales and marketing expenses in absolute dollars to be higher primarily due to expected increases in sales-related travel and compensation.

General and administrative.  General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses were $4.0 million, $2.4 million and $1.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. General and administrative expenses as a percentage of total revenues were 48%, 72% and 79% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in general and administrative expenses in absolute dollars for fiscal year ended March 31, 2006 as compared to fiscal year ended 2005 is primarily due to additional accounting, professional and legal fees of $0.6 million associated with increased audit fees, the costs of compliance with the requirements established by the Sarbanes-Oxley Act of 2002 and other public company requirements. $0.3 million of this increase is comprised of legal fees related to settlement of an employee lawsuit and an increase in payroll-related expenses of $0.2 million. Payroll-related expenses also include stock compensation expense of $0.6 million in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. In the foreseeable future, we expect general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the costs of compliance with the Sarbanes-Oxley Act of 2002 and the continued rising costs associated with our status as a public company.

Gain on Sale of Software Unit.  We recorded a gain on a sale of its software business and software-related assets to MediaTek, Inc. in exchange for $10.0 million in cash in the fiscal year ended March 31, 2004. Expenses related to this transaction amounted to $0.9 million.

Restructuring Charges.  During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and termination of an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building. The restructuring plan was completed as of March 31, 2004 with the payment of $23,000 in previously accrued amounts for leased facilities.

Other income (expense), net.  Other income (expense), net consists primarily of interest income, interest expense and the gain on sale of our software business unit. Other income, net was $0.4 million, $0.4 million and $9.5 million for fiscal years 2006, 2005 and 2004, respectively. Other income, net, generated in the fiscal year ended March 31, 2006 and March 31, 2005 was primarily the result of interest income earned from investments. Other income, net, generated in the fiscal years ended March 31, 2004 primarily resulted from a gain of $9.1 million on sale of the Company’s software business and software-related assets to MediaTek, Inc.

Provision for income taxes.  We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses for each of the fiscal years ended March 31, 2006 and 2005, and therefore made no provision for income tax in these fiscal years. At March 31, 2006, the Company had net cumulative operating loss carry forwards for federal, state and foreign income tax purposes of approximately $62.0 million, $30.0 million and $3.7 million, respectively. The federal net operating loss carry forwards expire on various dates through 2026. The state net operating loss carry forwards expire on various dates through 2016. The foreign net operating losses expire on various dates starting in 2007. As of March 31, 2006, the Company had federal and state tax credit carry forwards of approximately $1.6 million and $2.0 million, respectively available to offset future taxes.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2006, net cash used in operating activities was $8.4 million, primarily resulting from a operating loss of $8.8 million, an increase in accounts receivable of $2.9 million, an increase in inventories of $2.0 million partially offset by stock compensation expense of $2.1 million, an increase in accounts payable and accrued expenses of $1.4 million, depreciation and amortization expense of $1.1 million. During the fiscal year ended March 31, 2005, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $8.0 million, an increase in accounts receivable of $0.5 million, partially offset by depreciation and amortization expense of $1.3 million and an increase in accounts payable and accrued expenses of $1.2 million. During the fiscal year ended March 31, 2004, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $8.5 million and a decrease in accrued expenses and accounts payable of $0.7 million, non-cash expenses of $3.0 million and a decrease of $0.5 million in inventories.

Cash flows provided by investing activities were $12.8 million in the fiscal year 2006. This increase was primarily due to the sales of short-term investments of $25.2 million partially offset by purchases of short-term investments of $12.0 million in fiscal year ended 2006. The net proceeds from the sale of short-term investments were used to fund our operating losses. Cash flows provided by investing activities were $6.4 million in the fiscal year ended 2005 compared to cash flows used in investing activities of $2.4 million in fiscal year ended 2004. This increase was primarily due to the sales of short-term investments of $12.3 million partially offset by purchases of short-term investments of $6.1 million in fiscal year ended 2005.

Net cash flows used in financing activities were $0 million and $0.2 million for the fiscal years ended March 31, 2006 and 2005 respectively. The decrease in fiscal year ended 2006 compared to fiscal year ended 2005 was primarily the result of payments of notes payable of $0.6 million, offset by the proceeds from the sale of common stock of $0.6 million under our Incentive Stock and Employee Stock Purchase Plans. Net cash flows used in financing activities were $0.2 million and $0.1 million for the fiscal years ended March 31, 2005 and 2004 respectively. The increase in fiscal year ended 2005 compared to fiscal year ended 2004 was primarily the result of payments of capital leases of $0.5 million, partially offset by the proceeds from the sale of common stock of $0.3 million under our Incentive Stock and Employee Stock Purchase Plans.

As of March 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at March 31, 2006 was $16.1 million.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

Contractual Obligations

We lease facilities under non-cancelable operating leases expiring at various dates through May 2008. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. The company issued two notes payable for the right to use design software which expire on various dates through April 2007.

Future contractual obligations as of March 31, 2006 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes Payable	775	550	225	—	—
Operating Lease Obligations	$555	$320	$235	—	—
Total	$1,330	$870	$460	—	—

Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $13.0 million at March 31, 2006, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in additional dilution to our stockholders. In the fiscal year ended March 31, 2006 we used $8.8 million of cash, cash equivalents and short-term investments.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of changes in accounting principle unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS 154 will not have a significant effect on its financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in inventory cost. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to product costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting methods comply with SFAS 151.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — An amendment of APB Opinion No. 29” (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that its current practice approximates these requirements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tvia, Inc.
Santa Clara, CA

We have audited the accompanying consolidated balance sheet of Tvia, Inc. (the “company”) as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tvia, Inc. at March 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” effective April 1, 2005.

/s/ BDO Seidman, LLP

San Jose, California
May 19, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tvia, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tvia, Inc. and its subsidiary at March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 17, 2005

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,455	$4,078
Investments	4,502	17,664
Accounts receivable, net	3,662	792
Inventories, net	2,601	598
Other current assets and prepaid expenses	902	881

Total current assets	20,122	24,013
Property and equipment, net	928	1,088
Other assets	303	386

Total assets	$21,353	$25,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802	$302
Accrued liabilities and other	2,600	1,709
Short-term portion of notes payable	541	460
Cash settled stock appreciation rights (Note 8)	566	29

Total current liabilities	4,509	2,500

Long-term portion of notes payable	211	345

Total liabilities	4,720	2,845

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,866 and 23,171 shares outstanding, respectively	24	23
Additional paid-in-capital	95,395	93,118
Accumulated other comprehensive income (loss)	28	(89)
Accumulated deficit	(78,064)	(69,660)
Treasury stock: 204,400 shares	(750)	(750)

Total stockholders’ equity	16,633	22,642

Total liabilities and stockholders’ equity	$21,353	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Product sales	$7,767	$3,098	$2,042
Non-recurring charges/reimbursements	566	183	267

Total revenues	8,333	3,281	2,309

Cost of revenues:
Product sales	3,805	1,587	1,235
Non-recurring charges/reimbursements	5	198	88

Total cost of revenues	3,810	1,785	1,323

Gross profit	4,523	1,496	986

Operating expenses:
Research and development	6,065	5,829	6,823
Sales and marketing	3,301	1,338	838
General and administrative	3,964	2,365	1,829

Total operating expenses	13,330	9,532	9,490

Operating loss	(8,807)	(8,036)	(8,504)

Other income (expense), net:
Interest income	606	406	401
Interest expense	(204)	(10)	(11)
Sale of software business	—	—	9,075

Other income (expense), net	402	396	9,465

Income (loss) before taxes	(8,405)	(7,640)	961
Income taxes	—	—	25

Net income (loss) after taxes	$(8,405)	$(7,640)	$936

Basic and diluted net income (loss) per share:	$(0.36)	$(0.33)	$0.04

Shares used in computing basic net income (loss) per share	23,471	22,827	22,323

Shares used in computing diluted net income (loss) per share	23,471	22,827	23,982

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
	(In thousands, except share data)

Balance at March 31, 2003	22,163,222	$22	$92,444	$6	$(62,956)	$(750)	$28,766
Issuance of Common stock under ESPP and through exercises of stock options	412,767	1	354	—	—	—	355
Unrealized gain on available-for-sale investments	—	—	—	1	—	—	1
Net Income	—	—	—	—	937	—	937

Balance at March 31, 2004	22,575,989	23	92,798	7	(62,019)	(750)	30,059
Issuance of Common stock under ESPP and through exercises of stock options	595,057	—	320	—	—	—	320
Unrealized loss on available-for-sale investments	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	(7,640)	—	(7,640)

Balance at March 31, 2005	23,171,046	23	93,118	(90)	(69,659)	(750)	22,642
Issuance of Common stock under ESPP, exercises of stock options	694,805	1	615	—	—	—	616
Stock issued in settlement of lawsuit	—	—	148	—	—	—	148
Stock compensation — equity plans	—	—	1,514	—	—	—	1,514
Unrealized loss on available-for-sale investments	—	—	—	118	—	—	118
Net loss	—	—	—	—	(8,405)	—	(8,405)

Balance at March 31, 2006	23,865,851	$24	$95,395	$28	$(78,064)	$(750)	$16,633

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(8,405)	$(7,640)	$936
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,075	1,276	1,748
Write-down of license technology	—	—	1,449
Gain on sale of software unit	—	—	(9,075)
Loss on retirement of fixed assets	—	104	—
Change in accounts receivable allowance	110	—	—
Stock issued in settlement of lawsuit	148	—	—
Stock compensation expense — equity plans	1,514	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,980)	(497)	36
Inventories	(2,003)	4	453
Other current assets and prepaid expenses	163	126	(269)
Accounts payable	500	101	(150)
Accrued liabilities and other	892	1,081	(518)
Cash settled stock appreciation rights	537	—	—

Net cash used in operating activities	(8,449)	(5,445)	(5,390)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(11,968)	(6,137)	(39,977)
Proceeds from sale of available-for-sale investments	25,247	12,324	29,369
Proceeds from sale of software unit	—	753	8,373
Purchase of property and equipment	(482)	(503)	(92)
Purchase of intangible assets	—	—	(44)

Net cash provided by (used in) investing activities	12,797	6,437	(2,371)

Cash Flows from Financing Activities:
Repayments of capital leases	—	(493)	(415)
Repayments of notes payable	(587)	—	—
Proceeds from issuance of common stock	616	320	355

Net cash provided by (used in) financing activities	29	(173)	(60)

Net increase (decrease) in cash and cash equivalents	4,377	819	(7,821)
Cash and cash equivalents at beginning of period	4,078	3,259	11,080

Cash and cash equivalents at end of period	$8,455	$4,078	$3,259

Supplemental Cash Flow Information:
Interest paid	$48	$10	$11

Notes payable issued for the right to the use of design software	$519	$920	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Tvia, Inc. and its Chinese subsidiary (collectively the “Company”) is a fabless semiconductor company focused on designing, producing and marketing display processors for the digital and interactive TV market. The Company offers a family of flexible, high-quality display processors to TV manufacturers, creating next-generation digital high definition LCD TV, ED progressive-scan CRT TV and interactive multimedia display processors for Interactive Set Top Boxes.

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

On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, inventory provisions, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tvia, Inc. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investment securities with original maturities of three months or less from the date of purchase to be cash equivalents. Investments include debt securities issued by U.S. government agencies and corporate notes and bonds. Management determines the appropriate classification of investments at the time of purchase. To date, all investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated comprehensive loss in stockholders’ equity, net of any related tax effects. Interest, dividends and realized gains and losses are included in other income (expense) in the consolidated statements of operations.

Allowance for Sales Returns and Doubtful Accounts

Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns. No sales return allowances have been recorded during fiscal years 2006, 2005 and 2004 based on these factors. The allowance for doubtful accounts is established as management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-off experience and reviews the allowance for doubtful accounts monthly. Past due balances over 90 days, are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

Inventories

Inventories are stated at the lower of standard cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost). Costs are maintained using standard costs and include materials, labor and overhead. Allowances for obsolete product are recorded when required and are made to reduce carrying values of inventories to their estimated net realizable values.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over the assets’ estimated useful lives of two to five years. Management has determined asset lives based on their historical experience of technical obsolescence of equipment and tooling that is specific to certain product families.

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

Revenue Recognition

Revenues.  End Users Sales: We recognize revenue from product sales to end users when persuasive evidence of an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment.

Distributor Sales:  Revenue from product sales to distributors occurs only when the distributor can identify the end user and the distributor places a purchase order to Tvia identifying the end user and ensures shipment to that end user. The sale must be evidenced by persuasive evidence that an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. It is the Company’s sales policy to ship to distributors only when an end user customer is defined and the shipment date confirmed. The Company does not have the distributors hold inventory.

The Company does not recognize customer acceptance criteria. If these criteria are included in the arrangement, then the Company will not recognize revenue until all customer acceptance requirements or significant obligations are completed.

If the Company launches a new product, the revenue is deferred until the new product is integrated and accepted by the first-time customer(s) for that product.

In response to competitive market conditions, the Company offers incentive programs common to the semi-conductor industry. Accruals for estimated distributor incentives or commissions are established at the time of sale based on the incentive program.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized as revenue upon achievement of NRE milestones. NRE revenue occurs infrequently and is generally insignificant when compared to semi-conductor revenue.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available for sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004

Net income (loss)	$(8,405)	$(7,640)	$936
Unrealized gain (loss) on available-for-sale-investments	118	(97)	2

Comprehensive income (loss)	$(8,287)	$(7,737)	$938

Stock-Based Compensation Expense

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

The functional currency of the Company’s China subsidiary is the US dollar. The subsidiary functions primarily as a branch of the US parent, does not generate revenue and receives financing from the US parent. Monetary assets (cash and other assets and liabilities that will be settled in cash) are translated at the current rate. Non-monetary assets, liabilities and stockholders’ equity are translated at the historical rate in effect at the date the transaction in the non-monetary account originated. Income statement amounts related to non-monetary assets and liabilities are translated at the same rate used for the related balance sheet translation. Other revenues and expenses occurring evenly over the year are translated at the weighted-average exchange rate for the period.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period’s financial statements of changes in accounting principle unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS 154 will not have a significant effect on its financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to product costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that its current accounting methods comply with the requirements of SFAS 151.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (SFAS 153). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company believes that its current practices approximate these requirements.

Note 2.	Balance Sheet Components (in thousands)

	March 31,	March 31,
	2006	2005

Accounts receivable, net:
Trade receivables	$3,672	$912
Less: Allowance for doubtful accounts	(10)	(120)

	$3,662	$792

Inventories, net:
Work in process	$1,716	$515
Finished goods	885	83

	$2,601	$598

Property and equipment, net:
Furniture and fixtures	$175	$76
Machinery and equipment	3,123	2,838
Software	2,943	2,851

	6,241	5,765
Less: Accumulated depreciation and amortization	(5,313)	(4,677)

	$928	$1,088

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the fiscal years ended March 31, 2006, 2005 and 2004 was $642, $1,148 and $1,559, respectively. Assets lives range from three to five years.

Other assets:
License technology	$833	$482
Less: Amortization	(563)	(128)

License technology, net	270	354
Deposits	33	32

	$303	$386

Accrued liabilities and other:
Accrued compensation costs	1,476	463
Accrued license technology	—	700
Accrued audit and legal	193	192
Accrued inventory purchases	777	189
Other	154	165

	$2,600	$1,709

Note 3.	Short-term Investments

The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
As of March 31, 2006	Value	Fair Value	Gain/(Loss)
	(In thousands)

U.S. corporate and bank debt	$4,505	$4,502	$(3)

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
As of March 31, 2005	Value	Fair Value	Gain/(Loss)
	(In thousands)

U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

Note 4.	Sale of Software Business and Software-Related Assets

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Restructuring Charges and Impairment Charges

Restructuring Charges

During fiscal 2003, the Company recorded a restructuring charge of $950,000 relating to a headcount reduction and termination of an operating lease for an abandoned building. The restructuring was recorded to align the cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 49 employees, which was made up of 55% of research and development staff, 23% of operations staff, 16% of general and administrative staff and 6% of sales and marketing staff. The charge in relation to the operating lease of the abandoned building represents the estimated difference between the total non-discounted future sublease income and the non-discounted lease commitments relating to this building. The restructuring plan was completed as of March 31, 2004 with the payment of $23,000 in previously accrued amounts for leased facilities.

Impairment Charges

The Company wrote off $1.5 million of license technology in the third quarter of fiscal year 2004 related to a change in the product development plan.

Note 6.	Income Taxes

Income before the provision for income taxes is comprised of:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Domestic	$(8,503)	$(9,599)	$2,036
Foreign	98	1,959	(1,075)

Total	$(8,405)	$(7,640)	$961

The Company recorded a provision of $25,000 for Federal alternative minimum tax, applied on the gain of the software business unit, and none for state and foreign income taxes in the fiscal year ended March 31, 2004. There were no provisions for income taxes in the fiscal years ended March 31, 2006 and 2005.

The components of the net deferred income tax asset are as follows:

	March 31,
	2006	2005
	(In thousands)

Net operating losses	$23,241	$19,566
Reserve for accruals not deducted for tax purposes	275	677
Available tax credit carry forwards	2,928	2,618
Other timing differences	1,633	1,818

Gross deferred tax asset	28,077	24,679
Valuation allowance	(28,077)	(24,679)

Net deferred tax asset	$—	$—

At March 31, 2006, the Company had net cumulative operating loss carry forwards for federal, state and foreign income tax purposes of approximately $62 million, $30 million and $4 million, respectively. The federal net operating loss carry forwards expire on various dates through 2026. The state net operating loss carry forwards expire on various dates through 2016. The foreign net operating losses expire on

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates starting in 2007. As of March 31, 2006, the Company had federal and state tax credit carry forwards of approximately $2.9 million and $2.6 million, respectively available to offset future taxes.

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is attributed to U.S. federal, state and certain foreign deferred tax assets primarily consisting of reserves, tax credit carryovers and net operating loss carryovers that could not be applied under existing carry-back rules. Approximately $0.1 million of the valuation allowance at March 31, 2006 relates to tax benefits of stock option deductions, which will be credited to equity if and when realized.

Utilization of net operating losses may be subject to annual limitations due to ownership change limitations imposed by the Internal Revenue Service and similar state provisions. A full valuation allowance has been established for the Company’s deferred tax assets at March 31, 2006 and 2005 since realization of such assets through the generation of future taxable income is uncertain.

A China subsidiary of the Company, Tvia, Inc. China, has been granted a full exemption from Enterprise Income Tax (“EIT”) in accordance with the PRC Law of Enterprise Income Tax, for the first two years and a 50% reduction in EIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward (available for carry forward for a maximum of five years). As of March 31, 2006, no EIT was payable.

There has been no provision for U.S. income taxes for undistributed earnings as of March 31, 2006, because the Company intends to reinvest these earnings indefinitely in operations outside the United States.

The difference between the actual tax provision (benefit) and the amount obtained by applying the U.S. Federal statutory rate to income (loss) before provision for income taxes (benefit) is as follows:

	March 31,
	2006	2005	2004
	(In thousands)

Tax provision (benefit) at statutory rate	(34.0)%	(34.0)%	34.0%
Valuation allowance	34.0%	39.0%	25.4%
Other	(3.8)%	(5.0)%	3.6%
Utilization of net operating losses	0.0%	0.0%	(60.2)%
Stock options	3.8%	0.0%	0.0%

	0.0%	0.0%	2.8%

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except per share data)

Net income (loss)	$(8,405)	$(7,640)	$936

Basic and diluted:
Weighted average shares of common stock outstanding	23,471	22,827	22,340
Less: Weighted average shares of common stock subject to repurchase	—	—	(17)

Weighted average shares used in computing basic net income (loss) per share	23,471	22,827	22,323
Diluted effect of common stock equivalents	—	—	1,659
Weighted average shares used in computing diluted net income (loss) per share	23,471	22,827	23,982

Basic and diluted net income (loss) per share	$(0.36)	$(0.33)	$0.04

Options and warrants excluded from the computation of diluted net income (loss) per share	7,523	5,382	1,364

Excluded options and warrants were excluded from the computation of diluted net income (loss) per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future.

Note 8.	Stockholders’ Equity and Employee Compensation Plans

Stock Option Plans

2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan

The 2000 Stock Incentive Plan (the “2000 Plan”) provides for the issuance of shares of the Company’s common stock to directors, employees and consultants. The 2000 Plan provides for the issuance of incentive stock options or non-qualified stock options as well as stock appreciation rights, restricted stock and stock units. The 2000 Plan provides for the issuance of up to 2,333,333 shares of common stock, plus, commencing on January 1, 2001, annual increases equal to the least of 73,000 shares (amended on August 21, 2001 to 730,000 shares), 3% of the fully diluted outstanding common stock on January 1 of each year, or a lesser amount determined by the Board of Directors. Pursuant to the 2000 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant. For non-qualified stock options, the exercise price is par value of the Company’s common stock. Options generally expire in 10 years. Options generally vest ratably over four years beginning the date of grant. As of March 31, 2006, 693,532 shares were available for grant under the 2000 Plan.

In March 2000, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). A total of 333,333 shares (amended in May 2004 to 833,333 shares) of the Company’s common stock were reserved for issuance under the ESPP, plus, commencing on April 1, 2001, annual increases equal to the least of 83,333 shares, 3% of the outstanding common stock on such date, or a lesser amount determined

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the Board of Directors. Each participant may purchase up to 4,000 shares on any purchase date. The ESPP permits eligible employees to contribute up to 15% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price is 85% of the fair market value on the day prior to the beginning of the 24 month period at which an eligible employee is enrolled, or the end of each six-month accumulation period, whichever is lower. Employees purchased 71,577, 98,699 and 117,745 in fiscal 2006, 2005 and 2004, respectively. Effective April 1, 2006, the ESPP Plan was terminated.

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

Options generally expire in ten years. Vesting periods are determined by the Board of Directors; however, options generally vest ratably over four years beginning one year after the date of grant. Some option grants may be exercised prior to full vesting. Any unvested shares so exercised are subject to a repurchase right in favor of the Company with the repurchase price to be equal to the original purchase price of the stock. The right to repurchase at the original price lapses at a minimum rate of 20% per year over five years from the date the options granted. The 2000 Plan is the successor to the 1999 Plan. Since the 2000 Plan became effective the 1999 plan was terminated and no further grants were made under the 1999 Plan. All shares and future cancellations were merged into the 2000 Plan.

SARS Plan (Stock Appreciation Rights)

The purpose of the SARS Plan is to allow employees in offices outside the United States to participate in the performance of Tvia’s stock as it trades on NASDAQ since stock options are not granted to individuals outside the US unless an agreement has been reached with the appropriate authorities in foreign locations. The Stock Appreciation Rights (SARS) or phantom stock is treated as a bonus whereby the bonus portion is the difference between the vested phantom stock shares times the fair market value per share at the time of grant and the vested phantom stock shares times the fair market value per share on the settlement date. Any increase in fair market value of the vested shares is the bonus portion. The vesting period is four years with a one year cliff, then monthly thereafter. The grants generally expire in five years.

Out-of-Plan Options

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under all of the Company’s stock option plans and out-of-plan options (in thousands, except per share amounts):

			Weighted
	Options		Average
	Available	Outstanding	Exercise Price
	for Grant	Options	Per Share

Balance at March 31, 2003	2,997	4,444	$1.79
Annual increase	730	—	—
Granted	(1,347)	1,347	1.41
Exercised	—	(295)	0.64
Forfeitures	595	(595)	1.88

Balance at March 31, 2004	2,975	4,901	$1.75
Annual increase	730	—	—
Granted	(1,607)	1,607	1.44
Exercised	—	(497)	0.51
Forfeitures	629	(629)	2.27

Balance at March 31, 2005	2,727	5,382	$1.71
Annual increase	730	—	—
Granted	(3,060)	3,060	1.76
Exercised	—	(623)	1.06
Forfeitures	296	(296)	2.86

Balance at March 31, 2006	693	7,523	$1.73

The weighted-average grant date fair value of options granted during the fiscal years ended March 31, 2006, 2005 and 2004 were $1.21, $0.94 and, $1.07, respectively. The total pre-tax intrinsic value of options exercised during the fiscal years ended March 31, 2006, 2005 and 2004 were $617,000, $561,000 and $351,000, respectively.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under all of the Company’s SARS plans (in thousands, except per share amounts):

			Weighted
			Average
	Options		Exercise
	Available	Outstanding	Price Per
	for Grant	Options	Share

Balance at March 31, 2003	1,269	231	$1.70
Granted	(78)	78	1.57
Exercised	22	(22)	0.57
Forfeitures	119	(119)	1.98

Balance at March 31, 2004	1,332	168	$1.58
Granted	(192)	192	1.28
Exercised	27	(27)	0.72
Forfeitures	4	(4)	3.29

Balance at March 31, 2005	1,171	329	$1.27
Granted	(174)	174	1.62
Exercised	22	(22)	1.14
Forfeitures	13	(13)	1.48

Balance at March 31, 2006	1,032	468	$1.40

The weighted-average grant date fair value of SARS granted during the fiscal years ended March 31, 2006, 2005 and 2004 were $1.17, $0.96 and $1.20. Stock appreciation rights are revalued at the end of every accounting period. The weighted average fair value of stock appreciation rights outstanding on March 31, 2006 were $1.95.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise	Aggregate
Range of	Number	Contractual Life	Exercise Price	Aggregate	Number	Price Per	Intrinsic
Exercise Prices	Outstanding	(in Years)	Per Share	Intrinsic Value	Exercisable	Share	Value

$0.12-$1.20	694	6.77	$0.63	$1,520	512	$0.55	$1,162
$1.27-$1.27	1,000	5.67	1.27	1,550	1,000	1.27	1,550
$1.35-$1.35	25	8.96	1.35	37	13	1.35	19
$1.39-$1.39	1,764	6.25	1.39	2,523	50	1.39	72
$1.42-$1.47	1,052	8.47	1.44	1,452	437	1.45	599
$1.50-$1.57	936	7.64	1.55	1,189	585	1.55	743
$1.67-$2.08	780	8.16	1.79	803	307	1.73	335
$2.10-$2.63	834	8.23	2.43	325	295	2.33	145
$2.82-$9.00	408	3.62	5.24	—	207	7.57	—
$11.00-$11.00	30	4.33	11.00	—	30	11.00	—

$0.12-$11.00	7,523	6.98	$1.73	$9,398	3,436	$1.83	$4,624

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.82 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their vested options as of that date. The total number of

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in-the-money options exercisable as of March 31, 2006 was 3.2 million. As of March 31, 2005, 3.1 million outstanding options were exercisable, and the weighted average price was $1.98.

The following table summarizes significant ranges of outstanding and exercisable SARS as of March 31, 2006 (in thousands, except per share amounts):

	SARS Outstanding				SARS Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Contractual Life	Price Per	Intrinsic	Number	Price Per	Intrinsic
Prices	Outstanding	(in Years)	Share	Value	Exercisable	Share	Value

$0.50-$0.50	33	3.35	$0.50	$77	31	$0.50	$72
$1.20-$1.20	108	8.60	1.20	175	38	1.20	62
$1.38-$1.38	71	3.34	1.38	102	25	1.38	36
$1.39-$1.39	60	3.08	1.39	86	—	—	—
$1.45-$1.45	1	6.08	1.45	1	1	1.45	1
$1.57-$1.57	57	7.50	1.57	71	32	1.57	40
$1.65-$1.65	15	5.03	1.65	18	15	1.65	18
$1.67-$1.67	10	6.01	1.67	12	10	1.67	12
$1.74-$1.74	113	4.67	1.74	122	2	1.74	2
$2.10-$2.10	—	5.32	2.10	—	—	2.10	—

$0.50-$2.10	468	5.47	$1.40	$663	154	$1.25	$242

Compensation expense recorded for the SARS Plan for the fiscal years ended March 31, 2006, 2005 and 2004 were $445,000, $31,000 and $0, respectively.

Valuation and Expense Information under SFAS 123(R)

Effective April 1, 2005, the Company early adopted SFAS No. 123(R) which revises SFAS 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights under SFAS 123(R) for the fiscal year ended March 31, 2006 which was allocated as follows:

Total for the
Year Ended
March 31,
2006

Stock-based compensation expense included in cost of sales	$79

Research and development	766
Sales and marketing	557
General and administrative	649

Stock-based compensation expense included in operating expense	1,880

Stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights	$2,051

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The application of SFAS 123(R) had the following effect on reported loss from operations, net loss and earnings per share for the fiscal year ended March 31, 2006 relative to amounts that would have been reported had SFAS 123(R) not been adopted:

	For the Year Ended March 31, 2006
	Using
	Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported

Loss from operations	$(6,756)	$(2,051)	$(8,807)
Net loss	$(6,354)	$(2,051)	$(8,405)
Basic and diluted net loss per share	$(0.27)	$(0.08)	$(0.36)
Net cash used in operating activities	$(8,449)	—	$(8,449)
Net cash provided by investing activities	$12,797	—	$12,797
Net cash provided by financing activities	$29	—	$29

Valuation Assumptions for Stock Options

The fair value of each stock option and SARS granted and Employee Stock Purchased was estimated at the date of grant and purchase using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

Stock Option Plan
Risk-free Interest rate	4.6%	4.2%	3.6%	3.8%
Expected life (in years)	3.1	3	3.2	5.4
Volatility	101%	90%	90%	91%
SARS Plan
Risk-free Interest rate	4.6%	4.2%	3.6%	3.8%
Expected life (in years)	1.6	1.9	2.3	2.4
Volatility	101%	90%	90%	91%
Employee Stock Purchase Plan (ESPP)
Risk-free Interest rate	4.6%	—	3.6%	—
Expected life (in years)	0.5	—	0.05	—
Volatility	230%	—	65%	—

The valuation model for stock compensation expense requires the Company to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns.

Expected volatilities are based on historical volatilities of the Company’s common stock from the time it began trading publicly in August 2000. It is calculated in the Black Scholes model and is a statistical measurement of the stock’s propensity for movements over a given period of time.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option; and many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience.

Stock based compensation expense, recognized in the Consolidated Statement of Operations for the fiscal year ended March 31, 2006, is based on awards ultimately expected to vest. The expense calculation has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal Year Ended March 31, 2006

The following table illustrates the effect on the Company’s net loss and net loss per share if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards and employee stock purchases (in thousands, except per share amounts).

	For the Year Ended March 31,
	2005	2004

Net income (loss) as reported	$(7,640)	$936
Less: stock based compensation determined under SFAS 123	(1,071)	(1,315)

Pro forma net income (loss)	$(8,711)	$(379)

Basic and diluted net income (loss) per share:
As reported	$(0.33)	$0.04
Pro forma	$(0.38)	$(0.02)

Deferred Stock Compensation

Deferred stock compensation represents the aggregate difference, at the grant date, between the respective exercise price of stock options and the fair value of the underlying stock. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the individual award, generally four years. This method is in accordance with FIN No. 28. The Company has not recorded any unearned stock-based compensation in the fiscal years ended March 31, 2006, 2005 and 2004.

Stock Repurchase Agreements

In connection with the exercise of options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any shares at the original exercise price of the shares upon termination of employment. The repurchase right lapses ratably over the vesting term of the original grant. As of March 31, 2006 no shares were subject to repurchase by the Company.

401(k) Plan

The Company maintains a retirement and deferred savings plan for its employees in the United States of America (the “401(k) Plan”), who meet certain age and service requirements. The 401(k) Plan provides that each participant may defer up to 15% of their annual compensation on a pre-tax basis, not to exceed

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the dollar limit that is set by law, with the Company contributing a matching 25% of their contribution, up to 3% of their annual compensation. Substantially all of the Company’s US employees are eligible to participate in the Tvia 401(k) Plan. The Company contributed $61,000, $60,000 and $59,000 to the 401(k) Plan for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

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

Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Year Ended March 31,
	2006	2005	2004

Customer A	13%	*	*
Customer B	13%	10%	*
Customer C	11%	*	*
Customer D	10%	*	*
Customer E	*	34%	12%
Customer F	*	17%	15%

(* = less than 10%)

Revenues by product family as a percentage of revenue for the respective periods are summarized as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
Product Family	2006	2005	2004

5700 TrueView	21%	7%	—
5600 TrueView	44%	1%	—
5300 CyberPro	4%	38%	16%
5200 CyberPro	21%	46%	28%
5000 CyberPro	5%	7%	42%
2000 CyberPro	—	—	4%
NRE and other	5%	1%	10%

	100%	100%	100%

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006 and 2005, accounts receivable were concentrated with customers as follows:

	March 31,
	2006	2005

Customer A	24%	*
Customer B	17%	27%
Customer C	11%	20%
Customer D	11%	*
Customer E	*	16%
Customer F	*	27%

(* = less than 10%)

The following is a summary of activities in allowance for doubtful accounts and returns (in thousands):

	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Write-offs	End of Period

Year Ended March 31, 2006
Allowance for doubtful accounts	$120	$(110)	$—	$10
Year Ended March 31, 2005
Allowance for doubtful accounts	$3	$117	$—	$120
Year Ended March 31, 2004
Allowance for doubtful accounts	$50	$15	$62	$3

Vendor Concentration

The Company does not own or operate a fabrication facility, and accordingly relies substantially on two outside foundries, United Manufacturing Corporation (“UMC”) and HuaHong Nippon Electronics Co. (“HHNEC”) to supply all of the Company’s semiconductor manufacturing requirements. There are significant risks associated with the Company’s reliance on outside foundries, including the lack of ensured wafer supply, limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs and the unavailability of or delays in obtaining access to key process technologies. Any inability of one of the foundries to provide the necessary components could result in significant delays and could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event either foundry suffers financial difficulties or suffers any damage or destruction to its respective facilities, or in the event of any other disruption of foundry capacity, the Company may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Segment and Geographic Information

The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

The Company has operations in the United States and China. The total assets in the China subsidiary as of March 31, 2006, 2005 and 2004 were not material to the Company’s consolidated financial statements.

The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Year Ended March 31,
	2006	2005	2004

United States	15%	11%	24%
Europe	*	34%	24%
China	57%	13%	18%
Japan	17%	20%	15%
Korea	*	10%	*

(* Less than 10%)

Note 11.	Commitments and Contingencies

Stock Repurchase

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of March 31, 2006, the Company acquired 204,400 shares on the open market that it holds as treasury stock. On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition up to 5 million shares of common stock. As of March 31, 2006, the Company had not repurchased any shares of common stock under this program.

Litigation

From time to time we may be involved in litigation relating to claims arising in the ordinary course of business.

The Company previously purchased software from Circuit Semantics, Inc, or CSI. Silvaco Data Systems, the developer of the software, has filed a complaint against CSI asserting misappropriation of trade secrets and unlawful business practices. Silvaco Data Systems has filed a similar complaint against the Company as an end-user of the software, seeking monetary damages. The lawsuit was filed in the Superior Court of California, County of Santa Clara. Trial has been set for October 16, 2006.

Because of the nature of litigation, the outcome is unpredictable. The Company may obtain a judgment in its favor but an adverse ruling is also possible. The Company believes it has meritorius defenses to Silvaco’s claims, but if an adverse ruling results, Tvia’s potential liability would likely be equivalent to a reasonable royalty and/or the value of the benefits received from its use of the software. Such a judgment is anticipated to range from $0 to $300,000, depending upon factual variables which are presently uncertain.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through May 2008. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the years ended March 31, 2006, 2005 and 2004, were approximately $0.3 million, $0.2 million and $0.2 million, respectively.

In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term is 21 months, bears interest at 9.00% and accrues interest monthly. Payments of $125,000 are due each calendar quarter. The final payment on the note is due September 2006.

In July 2005, the Company acquired additional rights to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term is 21 months, bears interest at 6.02% and accrues interest monthly. A payment of $175, 000 is due April 2006 and a payment of $225,000 is due April 2007.

Future payments due under operating leases as of March 31, 2006 are as follows (in thousands):

	Notes	Operating
Fiscal Year	Payable	Leases	Total

2007	$550	$320	$870
2008	225	203	428
2009	—	31	31

Total minimum payments	775	554	1,329

Less: Amount representing interest	(23)

Present value of minimum payments	752
Less: Current portion	(541)

Long-term portion	$211

Note 12.	Quarterly Information (Unaudited)

Quarterly Financial Data:	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)

Fiscal 2006:
Revenues	$2,760	$2,710	$1,755	$1,108
Gross margin	$1,828	$1,404	$794	$498
Net (loss)	$(1,764)	$(1,733)	$(2,421)	$(2,042)
Basic and diluted net (loss) per share	$(0.07)	$(0.07)	$(0.10)	$(0.09)

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Fiscal 2005:
Revenues	$1,046	$1,090	$617	$528
Gross margin	$493	$501	$266	$236
Net (loss)	$(2,937)	$(1,580)	$(1,598)	$(1,525)
Basic and diluted net (loss) per share	$(0.13)	$(0.07)	$(0.07)	$(0.07)

The Company made the following adjustments in the fourth quarter of fiscal year 2006.

•	The Company recorded additional compensation expense of $445,000 for cash settled stock appreciation rights that are issued to employees of the Company’s foreign operations to correct errors in the calculation of the total liability under SFAS 123(R).

•	The Company recorded a reduction of $377,000 to its bad debt reserve related to accounts receivable that were previously considered uncollectible but were subsequently collected.

•	The Company recorded a reduction of $145,000 to its warranty reserve. The Company did not experience previously anticipated warranty costs and returns related to new product introductions.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 20, 2005, the Audit Committee of the Board of Directors of Tvia, Inc. (The Company) dismissed PriceWaterhouseCoopers (“PwC”) as its independent registered public accounting firm, effective immediately.

The reports of PWC on the Company’s financial statements for the past two fiscal years contained neither an adverse opinion nor a disclaimer of an opinion and were not modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with PWC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to PwC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years. During the period described in the preceding sentence, there were no “reportable events” (as defined in the Securities and Exchange Commission regulation S-K, Item 304 (a) (1) (v)).

On, December 20, 2005, the Company engaged BDO Seidman, LLP (“BDO”) as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted BDO regarding any of the matters set forth in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

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

During the quarter ended December 31, 2005, the Company’s independent registered public accounting firm communicated to management and the audit committee a material weakness, arising out of certain adjustments to revenue related to a unique contract which they identified during their review of the Company’s interim condensed consolidated financial statements. The material weakness identified pertains to the Company’s revenue recognition policy, which was not sufficiently formalized or detailed to serve as an adequate guideline when unique circumstances occurred. Upon consideration of the relevant facts and circumstances, management concurred that revenue should be recognized with respect to the contract. In the fourth quarter of fiscal 2006, the Company revised and implemented a new revenue recognition policy to address this weakness. This policy change includes having all non-standard contracts reviewed by the CFO or Accounting Officer and counsel before execution.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the exchange act). In the course of this evaluation, management identified a material weakness in our control over accounting for stock-based compensation for cash settled stock appreciation rights (SARS) resulting in a fourth quarter adjustment. The adjustment consisted of additional stock compensation expense recorded in the fourth quarter. The additional expense was due to an error in calculating the compensation expense as SAR’s to be settled in stock and should have been calculated as SAR’s to be settled in cash.

In the first fiscal quarter of fiscal 2007, the Company began implementing and fully intends to implement accounting procedures designed to correct the deficiency in accounting for cash settled stock appreciation rights (SARS)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K with regards to the company’s system of determining stock based compensation expense for cash settled SARS

Changes in internal controls

Other than as stated above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on August 11, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Tom Oswold (Chairman and member as of June 8, 2006), James Bunker (Previous Chairman), R. David Dicioccio and Mark Mangiola, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that R. David Dicioccio and Mark Mangiola are each an “audit committee financial expert” as defined SEC regulations.

On March 22, 2004, the Company has adopted a code of ethics, the Tvia Code of Business Conduct and Ethics (the “Code”), that applies to all directors and employees, including Tvia’s principal executive officer, principle financial officer and controller. The Company’s Code of Ethics is available on the Company’s website at http://www.tvia.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics on the Company’s website at http://www.tvia.com.

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

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of March 31, 2006.

	Number of Securities		Weighted-Average	Number of Securities
	to be Issued Upon		Exercise Price of	Remaining Available For
	Exercise of		Outstanding	Future Issuance Under
	Outstanding Options,		Options, Warrants	Equity Compensation
Plan Category	Warrant and Rights		and Rights	Plans

Equity compensation plans approved by security holders	6,523,109	(1)	$1.81	693,532
Equity compensation plans not approved by security holders	1,000,000	(2)	$1.27	—

Totals	7,523,109		$1.73	693,532

(1)	Includes shares to be issued upon exercise of outstanding options and warrants granted under the 1999 Plan and the 2000 Plan. Options or warrants to purchase shares of the Company’s Common Stock are no longer granted under the 1999 Plan.

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

(3) Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit
Number		Description of Document

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the Quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

Exhibit
Number		Description of Document

10	.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-30539)).
10.4		Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5		UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.6#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.7#	Confidential Severance Agreement and Change Status Release dated March 11, 2005 by and between the Company and Kenny Liu (incorporated by reference to Form 8-K, filed March 15, 2005) (File No. 0-30539)
10.8		Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9		First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10		Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.11		Third Amendment to Lease Agreement dated June 27, 2003 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34024)).
10.12		Fourth Amendment to Lease Agreement dated June 7, 2004 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34024)).
10.13		Fifth Amendment to Lease Agreement dated May 17, 2005 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34024)).
10	.14#	Option Agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.15#	Option agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.16#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 61 of this Form 10-K).
31.1		Rule 13a-14(a) certification of Chief Executive Officer
31.2		Rule 13a-14(a) certification of Chief Financial Officer

Exhibit
Number		Description of Document

32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32	.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.

(c) Financial Statement Schedules.

See Item 15(a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVIA, INC.

By:	/s/ ELI PORAT
Eli Porat
Chief Executive Officer and President
Date: June 27, 2006

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

Name	Title	Date

/s/ ELI PORAT Eli Porat	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 27, 2006

/s/ DIANE BJORKSTROM Diane Bjorkstrom	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2006

/s/ KENNY LIU Kenny Liu	Director	June 27, 2006

/s/ YVES FAROUDJA Yves Faroudja	Director	June 27, 2006

/s/ JAMES BUNKER James Bunker	Director	June 27, 2006

/s/ MARK MANGIOLA Mark Mangiola	Director	June 27, 2006

/s/ R. DAVID DICIOCCIO R. David Dicioccio	Director	June 27, 2006

Exhibit Index

Exhibit
Number		Description of Document

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10	.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-30539)).
10.4		Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5		UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.6#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.7#	Confidential Severance Agreement and Change Status Release dated March 11, 2005 by and between the Company and Kenny Liu (incorporated by reference to Form 8-K, filed March 15, 2005) (File No. 0-30539)
10.8		Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9		First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10		Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.11		Third Amendment to Lease Agreement dated June 27, 2003 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34024)).
10.12		Fourth Amendment to Lease Agreement dated June 7, 2004 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34024)).
10.13		Fifth Amendment to Lease Agreement dated May 17, 2005 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.14#	Option Agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).

Exhibit
Number		Description of Document

10	.15#	Option agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.16#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 61 of this Form 10-K).
31.1		Rule 13a-14(a) certification of Chief Executive Officer
31.2		Rule 13a-14(a) certification of Chief Financial Officer
32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32	.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.