Form 10-Q
period 2006-06-30
TVIA INC
filed 2006-08-11
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐     No ☑
     As of July 31, 2006 there were 23,927,500 shares of Common Stock, $0.001 per share par value, outstanding.

TVIA, INC. AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
Unaudited

	June 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,767	$8,455
Investments	3,995	4,502
Accounts receivable, net	7,436	3,662
Inventories, net	2,058	2,601
Other current assets and prepaid expenses	656	902

Total current assets	18,912	20,122

Property and equipment, net	1,244	928
Other assets	303	303

Total assets	$20,459	$21,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$778	$802
Accrued liabilities and other	2,431	2,600
Short-term portion of notes payable	462	541
Cash settled stock appreciation rights	904	566

Total current liabilities	4,575	4,509

Long-term portion of notes payable	—	211

Total liabilities	4,575	4,720

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; and 23,916 and 23,866 shares outstanding, respectively	24	24
Additional paid-in-capital	95,923	95,395
Accumulated other comprehensive income	36	28
Accumulated deficit	(79,349)	(78,064)
Treasury stock: 204,400 shares	(750)	(750)

Total stockholders’ equity	15,884	16,633

Total liabilities and stockholders’ equity	$20,459	$21,353

     The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$5,071	$1,108
Cost of revenues	2,518	610

Gross profit	2,553	498

Operating expenses:
Research and development	1,551	1,282
Sales and marketing	1,397	542
General and administrative	1,124	814

Total operating expenses	4,072	2,638

Operating loss	(1,519)	(2,140)

Cumulative effect for forfeiture rate change	121	—
Other income, net	112	98

Net loss	$(1,286)	$(2,042)

Basic and diluted net loss per share	$(0.05)	$(0.09)

Shares used in computing basic and diluted net loss per share	23,901	23,191

     The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net (loss)	$(1,286)	$(2,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	253	332
Net Gain on the Sale of Assets	2	—
Change in inventory reserve	(31)	64
Stock compensation expense — equity plans	477	280
Changes in operating assets and liabilities:
Accounts receivable	(3,774)	(426)
Inventories	574	(346)
Other current assets and prepaid expenses	151	(31)
Other long-term assets	(47)
Accounts payable	(24)	130
Accrued liabilities and others	(169)	(573)
Cash settled stock appreciation rights	338	—

Net cash used in operating activities	(3,536)	(2,612)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,483)	(2,240)
Proceeds from sale of available-for-sale investments	3,000	6,650
Purchase of property and equipment	(435)	(19)

Net cash provided by investing activities	82	4,391

Cash Flows from Financing Activities:
Repayments of notes payable	(284)	(115)
Proceeds from issuance of common stock	50	107

Net cash used in financing activities	(234)	(8)

Net increase (decrease) in cash and cash equivalents	(3,688)	1,771
Cash and cash equivalents at beginning of period	8,455	4,078

Cash and cash equivalents at end of period	$4,767	$5,849

Supplemental Cash Flow Information:
Interest paid	$16	$10

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
     These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Tvia, Inc. (“the Company”) for the fiscal year ended March 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2006. Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.
NOTE 2. SUMMARY OF SIGNIFICANT POLICIES
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
     On an ongoing basis, the Company’s management evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, inventory reserves, fair value of investments, property and equipment, income taxes, stock-based compensation, contingencies and litigation, among others. The estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results could differ significantly from the estimates made by management with respect to these items and other items that require management’s estimates.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Tvia, Inc. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.
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

Allowance for Sales Returns and Doubtful Accounts
     Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns. No sales return allowances have been recorded during the quarters ended June 30, 2006 and 2005 based on these factors. The allowance for doubtful accounts is established as management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical write-off experience and reviews the allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.
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
Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment. The Company reviews assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. If an asset is considered to be impaired, the impairment reflects the amount by which the carrying value of the asset exceeds its estimated fair market value.
Revenue Recognition
     Revenues.
     End Users Sales: The Company will recognize revenue from product sales to end users when persuasive evidence of an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally determined by specific identification of payment terms and the ability of the customer to meet the terms.
     Distributor Sales: It is the Company’s sales policy to ship to distributors only when an end user customer is defined and the shipment date confirmed. The Company does not have the distributors hold inventory. Revenue from product sales to distributors occurs only when the distributor can identify the end user and the distributor places a purchase order to the Company identifying the end user and ensures shipment to that end user. The sale must be supported by persuasive evidence that an arrangement exists, title has transferred, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is determined by specific identification of payment terms and the ability of the customer to meet the terms.
     Customer Acceptance Requirements or Significant Obligations - The Company may agree to recognize customer acceptance criteria if documented on the purchase order. If these criteria are included in the arrangement, then the Company will not recognize revenue until all documented customer acceptance requirements or significant obligations are completed.
     New Product Acceptance - When the Company launches a new chip product, the revenue is deferred until the Company can demonstrate that the ‘new’ product has been placed into production by the end user. If written documentation cannot be obtained from the end user or distributor, then acceptance can be assumed when multiple orders of the ‘new’ product have shipped and/or three months have passed since the transfer of title of the product.
     In response to competitive market conditions, the Company offers incentive programs common to the semiconductor industry. Accruals for estimated distributor incentives or commissions are established at the time of sale based on the incentive program.
     Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized upon achievement of NRE milestones. NRE revenue occurs infrequently and is generally insignificant when compared to semi-conductor revenue.
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
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. As of June 30, 2006 the Company recorded a full valuation allowance for the entire deferred tax asset as a result of uncertainty regarding the realization of the asset balance due to the net losses incurred and lack of taxable income.
Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Three Months Ended
	June 30
	2006	2005
Net loss	$(1,286)	$(2,042)
Change in unrealized gain on available-for-sale-investments	8	44

Comprehensive loss	$(1,278)	$(1,998)

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation 48, (FIN 48) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a significant impact on its financial condition or results of operations.
Foreign Currency Translation
     The functional currency of the Company’s China subsidiary is the US dollar. The subsidiary functions primarily as a branch of the US parent, does not generate revenue and receives financing from the US parent. Monetary assets (cash and other assets and liabilities that will be settled in cash) are translated at the current rate. Non-monetary assets, liabilities and stockholders’ equity are translated at the historical rate in effect at the date the transaction in the non-monetary account originated. Statement of operations amounts related to non-monetary assets and liabilities are translated at the same rate used for the related balance sheet translation. Other revenues and expenses occurring evenly over the year are translated at the weighted-average exchange rate for the period.
Net Loss Per Share
     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are currently anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the Three Months Ended June 30
	2006	2005
Net loss	$(1,286)	$(2,042)
Weighted average shares used in computing basic and diluted net loss per share	23,901	23,191

Basic and diluted net loss per share	$(0.05)	$(0.09)

Options and warrants excluded from the computation of diluted net loss per share	7,437	6,833

     Options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

Note 3. Stock and Share-Based Payments
Share-Based Compensation
     For the three months ended June 30, 2006 and 2005, the Company recognized approximately $0.7 million and $0.3 million, respectively, of share-based compensation expense related to stock options and stock appreciation rights (SARS), respectively. Included in the stock compensation expense for the quarter ended June 30, 2006 is a cumulative adjustment of $0.1 million that resulted in a reduction of operating expenses in the quarter. The adjustment more accurately reflects the forfeiture rate used to calculate the share based compensation expense in the prior fiscal year ended March 31, 2006.
     Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by the Board of Directors (or management with relevant authority). The substantial majority of granted awards are stock options and stock appreciation rights (SARS) that vest annually in equal amounts over a four-year period and all have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Generally, the Company recognizes compensation expense for awards over the four-year vesting period.

Note 4. Balance Sheet Components (in thousands)

	June 30, 2006	March 31, 2006
Accounts receivable, net
Trade receivables	$7,446	$3,672
Less: Allowance for doubtful accounts	(10)	(10)

	$7,436	$3,662

Inventories (net of reserves):
Work in process	$1,621	$1,716
Finished goods	437	885

	$2,058	$2,601

Property and equipment, net:
Furniture and fixtures	$188	$175
Machinery and equipment	3,465	3,123
Software	3,019	2,943

	6,672	6,241
Less: Accumulated depreciation and amortization	(5,428)	(5,313)

	$1,244	$928

For the three months ended June 30, 2006 and 2005, depreciation expense was $115 and $212, respectively.

Other assets:
License technology	$833	$833
Less: Amortization	(563)	(563)

License technology, net	$270	270
Deposits	33	33

	$303	$303

Accrued liabilities and others:
Accrued compensation costs	$1,530	$1,476
Accrued audit and legal	148	193
Accrued inventory	454	777
Other	299	154

	$2,431	$2,600

Note 5. Short-term Investments
     The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
	Value	Fair Value	Gain/(Loss)
	(In thousands)
As of June 30, 2006
U.S. Corporate and Bank Debt	$3,996	$3,995	$(1)

As of March 31, 2006
U.S. Corporate and Bank Debt	$4,505	$4,502	$(3)

Note 6. Certain Risks
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
Significant customers
     Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
Customer A	62%	*
Customer B	*	33%
Customer C	*	14%
Customer D	*	12%
(* = less than 10%)

Revenue by product
     Revenues by product family as a percentage of revenue for the respective periods are summarized as follows:

	For the Three Months Ended
	June 30,
Product Family	2006	2005
5700 TrueView	41%	15%
5600 TrueView	45%	30%
5300 CyberPro	—	3%
5200 CyberPro	12%	34%
5000 CyberPro	2%	17%
NRE and other	—	1%

	100%	100%

Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash in checking and money market accounts in financial institutions in the US and China. The Company’s accounts receivable are derived primarily from sales to OEMs and distributors. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential doubtful accounts.
     Accounts receivable were concentrated with customers as follows:

	June 30,	March 31,
	2006	2006

Customer A	42%	*
Customer B	11%	17%
Customer C	10%	24%
Customer D	*	11%
Customer E	*	11%

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
     The Company has operations in the United States and China. The total assets in the China subsidiary as of June 30, 2006 and March 31, 2006 were not material to the Company’s consolidated financial statements.
     The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months Ended
	June 30,
	2006	2005
China	81%	54%
Europe	*	*
Japan	*	*
United States	*	20%
Taiwan	*	12%

(* = less than 10%)
Note 8. Commitments and Contingencies
Stock Repurchase
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of June 30, 2006, the Company acquired 204,400 shares on the open market that it holds as treasury stock.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of June 30, 2006, the Company had not repurchased any shares of common stock under this program.
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
     Because of the nature of litigation, the outcome is unpredictable. The Company may obtain a judgment in its favor but an adverse ruling is also possible. The Company believes it has meritorious defenses to Silvaco’s claims, but if an adverse ruling results, Tvia’s potential liability would likely be equivalent to a reasonable royalty and/or the value of the benefits received from its use of the software. Such a judgment is anticipated to range from $0 to $300,000, depending upon factual variables which are presently uncertain.
Lease Commitments
     The Company leases its facilities under non-cancelable operating leases expiring at various dates through May 2008. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the three months ended June 30, 2006 and June 30, 2005 were approximately $0.05 million, and $0.06 million, respectively.
     In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term is 21 months, bears interest at 9.00% and accrues interest monthly. Payments of $125,000 are due each calendar quarter. The final payment on the note is due September 2006.
     In October 2005, the Company acquired additional rights to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term is 21 months, bears interest at 6.02% and accrues interest monthly. A payment of $225,000 is due April 2007.
     Future payments due under its leasing arrangements as of June 30, 2006 are as follows (in thousands):

	Notes	Operating
Fiscal Year	Payable	Leases	Total
2007	$250	$249	$499
2008	225	206	431
2009	—	32	32

Total minimum payments	475	$487	$962

Less: Amount representing interest	(13)

Present value of minimum payments	462

Less: Current portion	(462)

Long-term portion	$—

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on June 27, 2006.
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
     We currently offer three product families: the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs. Second, we sell our products to a number of distributors.
     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 94% and 80% of our total revenues for the three months ended June 30, 2006 and June 30, 2005, respectively, were derived from customers located outside the United States. Our top five customers, including distributors, accounted for 85% and 76% of total revenues in the three months ended June 30, 2006 and June 30, 2005, respectively.
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
     We have sustained operating losses on a quarterly and annual basis since inception in 1993. As of June 30, 2006, we had an accumulated deficit of approximately $79.3 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition. Critical accounting policies and estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include those regarding (1) revenue recognition; (2) valuation of accounts receivable; (3) valuation of inventories; (4) impairment of long-lived assets; and (5) stock-based compensation valuation assumptions. Refer to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2006 where critical accounting policies and estimates are more fully discussed.
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the Three Months Ended
	June 30,
	2006	2005

Revenues	100%	100%
Cost of revenues	50	55

Gross profit	50	45

Operating expenses:
	31	116
Sales and marketing	27	49
General and administrative	22	73

Total operating expenses	80	238

Operating loss	(30)	(193)

Cumulative effect of error correction	3	—
Interest income	2	9

Net loss	(25)	(184)

     Revenues. Revenues for the three months ended June 30, 2006 increased to $5.1 million from $1.1 million in the comparable period of the prior year. The increase is attributable to sales generated by 22 new field sales engineers and sales representatives worldwide and increased volume of the TrueView 5725 product line to three new China end customers. A significant portion of the revenue was with one customer in China.
     Gross margin. Gross margin was 50% for the three-month period ended June 30, 2006 and 45% for the period ended June 30, 2005. The improvement in gross margins was primarily due to higher testing yields and increased productivity partially offset by lower average selling prices. Other factors affect our profit margin, including, but not limited to, revenue growth, product mix, the position of our products in their respective life cycles, and development contracts and other revenues.
     Research and development. Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the internet and the broadband network. Research and development expenses were $1.6 million and $1.3 million in the three-months ended June 30, 2006 and 2005, respectively. As a percentage of total revenues they were 31% and 116% The increase in research and development expenses in absolute dollars is due primarily to an increase in stock compensation expense of $0.4 million and $ 0.1 million in salary related expenses for the addition of staff in China. The decrease as a percentage of revenues in the quarter ended June 30, 2006 compared to the same period in the prior fiscal year is attributable primarily to increased revenue in the quarter. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to be higher.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses were $1.4 million and $0.5 million in the three months ended June 30, 2006 and 2005, respectively. Sales and marketing expenses as a percentage of total revenues were 27% and 49% in the three months ended June 30, 2006 and 2005, respectively. The increase in sales and marketing expenses in absolute dollars for the three months ended June 30, 2006 as compared to the same period of the prior fiscal year is primarily due to an increase in commissions of $0.4 million, higher payroll-related expenses of $ 0.2 million for added staff in the China design center and $0.2 million for stock compensation expense. In the foreseeable future, we expect sales and marketing expenses in absolute dollars to be higher.
     General and administrative. General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses were $1.1 million and $0.8 million in the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses as a percentage of total revenues were 22% and 73%, respectively. The increase in general and administrative expenses in absolute dollars for the three months ended June 30, 2006 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll-related expenses of $ 0.1 million and an increase of $0.1 million in stock compensation expense. The remainder of the change is comprised of an increases in accounting fees, professional and legal fees and IT expansion expenses totalling $0.1 million. In the foreseeable future, we expect general and administrative expenses in absolute dollars to be higher.
     The stock based compensation expense of $0.7 million reported in the quarter ended June 30, 2006 includes a cumulative adjustment of $0.3 million to correct errors in calculating the expense in the prior fiscal year. The adjustment resulted in a reduction of expense in the quarter.
     Other income, net. Other income, comprised primarily of interest income was $0.1 million for both the three months ended June 30, 2006 and June 30, 2005.
     Provision for income tax. We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three-months ended June 30, 2006 and June 30, 2005, respectively, and therefore made no provision for income tax in these periods. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.
Liquidity and Capital Resources
     During the three months ended June 30, 2006, we used $3.7 million of cash and cash equivalents in our operating activities as compared to $1.8 million during the three months ended June 30, 2005. Cash used in operations during the three months ended June 30, 2006 resulted primarily from a net loss of $1.3 million, an increase in accounts receivable of $3.8 million partially offset by a decrease in inventories of $0.5 million. This increase in receivables reflects the timing of shipments during the period and the extended payment terms offered to certain key customers. This trend is expected to continue as we compete with the terms offered by our competition. The majority of our business is in Asia where the payment terms are generally longer than standard terms in the United States.
     Cash used in operations during the three months ended June 30, 2005 resulted primarily from a net loss of $2.0 million, an increase in accounts receivable of $0.4 million, an increase in inventories of $0.3 million, a decrease in accrued liabilities of $0.6 million partially offset by non-cash items of depreciation and amortization of $0.3, stock compensation expense of $0.3 million and an increase in accounts payable of $0.1 million.
     Cash flows provided by investing activities were $0.1 million during the three months ended June 30, 2006 compared to $4.4 million during the three months ended June 30, 2005. This decrease was primarily due to the maturity of investments of $3.0 million offset by a purchase of investments of $2.5 million and the purchase of $0.4 million of Engineering and IT equipment plus furniture and improvements for the new Shenzhen design center office. Cash flows provided by investing activities during the three months ended June 30, 2005 were $4.4 million primarily due to the maturity of investments of $6.7 million offset by a purchase of investments of $2.2 million.
     Net cash flows used in financing activities were $0.2 million and $0.0 million for the three months ended June 30, 2006 and 2005, respectively. The increase in the quarter ended June 30, 2006 compared to June 30, 2005 was primarily the result of payments of notes payable of $0.3 million, offset by the proceeds from the sale of common stock of approximately $0.1 million under our Incentive Stock and Employee Stock Purchase Plans.
     As of June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at June 30, 2006 and 2005 was $14.4 million and $15.6 million, respectively.
     The following represent our significant working capital commitments:
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of our common stock. This program does not have a maximum stock repurchase price or an expiration date. As of June 30, 2006, we had acquired 204,400 shares on the open market that we hold as treasury stock.
     On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire up to 5 million shares of outstanding common stock in the open market for a maximum of $0.50 per share. This program does not have an expiration date. As of June 30, 2006, we had not repurchased any shares of common stock under this program.

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
     Future contractual obligations as of June 30, 2006 were as follows (in thousands):

Contractual
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	$475	$250	$225	$—	$—
Operating Lease Obligations	487	249	238	—	—
Total	$962	$499	$463	$—	$—
     Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $8.8 million at June 30, 2006, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or obtain credit facilities. The decision to sell additional equity or debt securities could be made at any time and would likely result in additional dilution to our stockholders. In the quarter ended June 30, 2006 we used $4.2 million of cash, cash equivalents and short-term investments.

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
ITEM 4: CONTROLS AND PROCEDURES
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
     In connection with the preparation of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 27, 2006, an evaluation was performed under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the exchange act). In the course of this evaluation, management identified a material weakness in our control over accounting for stock-based compensation for cash settled stock appreciation rights (SARS) resulting in a fourth quarter adjustment. The adjustment consisted of additional stock compensation expense recorded in the fourth quarter. The additional expense was due to an error in calculating the compensation expense as SAR’s to be settled in stock and should have been calculated as SAR’s to be settled in cash.
     During the quarter ended June 30, 2006 management identified a material weakness in our control over stock based compensation resulting in a cumulative adjustment in the quarter. The adjustment consisted of a reduction in stock based compensation expense resulting from applying incorrect assumptions to the stock compensation calculation in the prior fiscal year.
     In the first quarter of fiscal 2007, the Company began implementing and fully intends to implement accounting procedures designed to correct the deficiency in accounting for stock compensation expense.
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
PART II:
PART III: OTHER INFORMATION
Item 1: Legal Proceedings
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

     Because of the nature of litigation, the outcome is unpredictable. The Company may obtain a judgment in its favor but an adverse ruling is also possible. The Company believes it has meritorious defenses to Silvaco’s claims, but if an adverse ruling results, Tvia’s potential liability would likely be equivalent to a reasonable royalty and/or the value of the benefits received from its use of the software. Such a judgment is anticipated to range from $0 to $300,000, depending upon factual variables which are presently uncertain.
Item 1A: Risk Factors
     Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: continuing losses; a slow down in the DTV market; a relatively small number of customers; an increase in operating expenses; long product development process and sales cycles; failure to successfully develop, introduce and sell new products; fluctuations in operating results; our highly competitive industry; dependence on two independent foundries to manufacture our products; periods of semiconductor oversupply; the need to qualify new independent foundries for any of our products; high costs associated with correcting errors or defects in our semiconductors; high costs associated with correcting bugs or defects in our software; political and economic risks in connection with having a majority of our sales to customers outside of the United States; recession or other cyclical effects in the industries to which we sell our products; strains on our business and operations resulting from rapid growth; dependence on key personnel; pressure from strategic relationships to expend significant resources without guarantees that our endeavors will be profitable; dependence on third-party subcontractors for assembly of our semiconductors; political instability in the People’s Republic of China or Taiwan; use of our intellectual property and proprietary rights by competitors; intellectual property infringement claims; and regulation of our customers’ products. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent on Form 10-K filed with the Securities and Exchange Commission on June 27, 2006. There are no material changes to the risk factors described in the Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None:
Item 3: Defaults Upon Senior Securities
None
Item 4: Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on August 10, 2006. There were three proposals up for approval. The results of voting are as follows:
1) The election of two Class III directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Nominee	For	Withhold
Mark Mangiola	20,713,606	816,758
Dr. Baichuan Du	21,407,967	122,397
Each of the foregoing candidates were elected and each received affirmative votes from more than a majority of the outstanding shares. The following directors were not elected at the meeting, but have terms continuing after the meeting, as set forth below:

Elected through
R. David Dicioccio	2007 Annual Meeting
Eli Porat	2007 Annual Meeting
James Bunker	2008 Annual Meeting
Yves Faroudja	2008 Annual Meeting
Tom Oswold	2008 Annual Meeting
2) To ratify the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm:

			Broker
For	Against	Abstain	Non-votes
21,450,987	1,600	77,777	—
3) To consider and vote upon an amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 2,400,000 shares;

			Broker
For	Against	Abstain	Non-votes
7,757,316	2,795,983	2,217	10,974,848
Item 5: Other Events
None
Item 6. Exhibits

Exhibit
Number	Exhibit Title
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to Exhibit 3(ii)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 000-30539)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

4.2	Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Title
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**	In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

August 11, 2006	By:	/s/ Diane Bjorkstrom

Diane Bjorkstrom
Chief Financial Officer and Vice President, Administration
(Principal Financial Officer and
Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

3(ii).1	Amended and Restated Bylaws of Tvia, Inc. . (incorporated by reference to Exhibit 3(ii)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 000-30539)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

4.2	Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.