Form 10-Q/A
period 2005-12-31
TVIA INC
filed 2006-11-22
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TVIA, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
TVIA, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
TVIA, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
ITEM 4: CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

Tvia, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2006 (the “Original Filing”).

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal quarters ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which now indicates that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers. This amendment is being filed to restate the consolidated financial statements for the fiscal quarter ended December 31, 2005.

A discussion of the restatement is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 to the Consolidated Financial Statements included in this Amendment No. 1 on Form 10-Q/A. Changes have also been made to the following items in this Amendment No. 1 on Form 10-Q/A as a result of the restatement:

Part I

•	Item 1, “Financial Statements”

•	Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Item 4, “Controls and Procedures”

Part II

•	Item 1A. “Risk Factors”

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	December 31,	March 31,
	2005	2005
	Restated

ASSETS
Current assets:
Cash and cash equivalents	$6,070	$4,078
Short-term investments	8,865	17,664
Accounts receivable, net	3,044	792
Inventories	1,712	598
Deferred cost of goods sold	400	—
Other current assets and prepaid expenses	958	881

Total current assets	21,049	24,013
Property and equipment, net	985	1,088
Other assets	375	386

Total assets	$22,409	$25,487

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$664	$302
Accrued liabilities and other	2,327	1,738
Short-term portion of notes payable	630	460
Deferred revenue	775	—

Total current liabilities	4,396	2,500
Long-term portion of notes payable	204	345

Total liabilities	4,600	2,845

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,466 and 23,171 shares outstanding, respectively	24	23
Additional paid-in-capital	94,667	93,118
Accumulated comprehensive income (loss)	18	(89)
Accumulated deficit	(76,150)	(69,660)
Treasury stock	(750)	(750)

Total stockholders’ equity	17,809	22,642

Total liabilities and stockholders’ equity	$22,409	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	Restated		Restated

Revenues	$1,935	$1,090	$4,798	$2,235
Cost of revenues	906	589	2,475	1,232

Gross profit	1,029	501	2,323	1,003

Operating expenses:
Research and development	1,341	1,206	3,876	3,716
Sales and marketing	788	434	2,051	885
General and administrative	1,044	545	3,213	1,408

Total operating expenses	3,173	2,185	9,140	6,009
Operating loss	(2,144)	(1,684)	(6,817)	(5,006)

Other income, net	117	104	327	303

Net loss	$(2,027)	$(1,580)	$(6,490)	$(4,703)

Basic and diluted net loss per share:	$(0.09)	$(0.07)	$(0.28)	$(0.21)

Shares used in computing basic and diluted net loss	23,579	22,857	23,390	22,754

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2005	2004
	Restated

Cash Flows from Operating Activities:
Net loss	$(6,490)	$(4,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	916	901
Loss on disposal of fixed assets	—	104
Write-down of license technology	—	81
Stock based compensation	1,039	—
Stock issued in settlement of lawsuit	120	—
Changes in operating assets and liabilities:
Accounts receivable	(2,252)	(335)
Inventories	(1,114)	98
Deferred cost of goods sold	(400)	—
Prepaid expenses and other current assets	(46)	(164)
Accounts payable	362	18
Accrued liabilities and other	589	2
Deferred revenue	775	—

Net cash used in operating activities	(6,501)	(3,998)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(11,990)	6,554
Proceeds from sale of available-for-sale investments	20,896	(4,311)
Proceeds from sale of software unit	—	753
Purchase of property and equipment	(459)	(409)

Net cash provided by investing activities	8,447	2,587

Cash Flows from Financing Activities:
Repayments of note payable	(345)	—
Repayments of capital lease obligations	—	(378)
Proceeds from issuance of common stock	391	226

Net cash provided by (used in) financing activities	46	(152)

Net increase (decrease) in cash and cash equivalents	1,992	(1,563)
Cash and cash equivalents at beginning of period	4,078	3,259

Cash and cash equivalents at end of period	$6,070	$1,696

Supplemental Cash Flow Information:
Interest paid	$20	$—

Note payable issued for the right to the use of design software	$374	$920

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

  Revenue Recognition

Revenues.  End Users Sales: We recognize revenue from product sales to end users when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment.

Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Instead, the Company has determined that the revenue for such sales should be deferred and recognized only upon the receipt of subsequent cash collections. For all sales to distributors and any sales to manufacturers where factors indicate that payment is substantially contingent upon their ability to sell product to, and collect from, their end customer, revenues will be deferred and recognized only upon the receipt of subsequent cash collections. For such sales the Company records the gross sales as deferred revenue and classified the inventory held by these customers as “deferred cost of goods sold”. For other customers who have either prepaid or provided a letter of credit, the Company recognizes revenue upon shipment.

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

Revenue from development contracts (non-recurring engineering agreements or NRE) is deferred and recognized as revenue upon achievement of NRE milestones. NRE revenue occurs infrequently and is generally insignificant when compared to semiconductor revenue.

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

  Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity during a period from transactions and events from non-owner sources. A summary of comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	Restated		Restated

Net loss	$(2,027)	$(1,580)	$(6,490)	$(4,703)
Change in unrealized gain (loss) on available-for-sale-investments	11	(40)	107	(113)

Comprehensive loss	$(2,016)	$(1,620)	$(6,383)	$(4,816)

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

  SARS Plan (Stock Appreciation Rights)

The purpose of the SARS Plan is to allow employees in offices outside the United States to participate in the performance of Tvia’s stock as it trades on NASDAQ since stock options are not granted to individuals outside the US unless an agreement has been reached with the appropriate authorities in foreign locations. The compensation committee of the Board of Directors approves an issuance of ’phantom stock’ to certain individuals valued at the fair market value of the stock as traded on NASDAQ on the approval date. The phantom stock is treated as a bonus whereby the bonus portion is the vested amount of the issuance (vested phantom stock times the FMV per share at the time of approval) and the increase in the FMV per share from the approval date. The vesting period is four years and the term is five years.

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

			Weighted
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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table summarizes significant ranges of outstanding and exerciseable options as of December 31, 2005 (in thousands except per share data):

Options Outstanding
		Weighted			Options Exerciseable
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Prices	Outstanding	Life	Price	Value	Exerciseable	Price	Value
	(thousands)				(thousands)

$ 0.12 — $ 0.76	715	6.75	$0.54	$1,187	547	$0.52	$919
$ 1.20 — $ 1.20	105	8.85	1.20	105	31	1.20	31
$ 1.27 — $ 1.27	1,000	5.92	1.27	930	1,000	1.27	930
$ 1.35 — $ 1.35	25	9.21	1.35	21	9	1.35	8
$ 1.39 — $ 1.39	1,765	6.50	1.39	1,430	—	—	—
$ 1.42 — $ 1.47	1,074	8.71	1.45	806	390	1.45	293
$ 1.50 — $ 1.57	948	7.89	1.55	616	537	1.55	349
$ 1.67 — $ 2.00	732	8.33	1.77	315	307	1.73	144
$ 2.08 — $ 9.00	569	5.27	4.23	—	524	4.41	—
$11.00 — $11.00	33	4.58	11.00	—	33	11.00	—

$0.12	6,966	7.10	$1.63	$5,409	3,378	$1.84	$2,673

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

The following table summarizes significant ranges of outstanding and exerciseable stock appreciation rights as of December 31, 2005 (in thousands except per share data):

		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Prices	Outstanding	Life	Price	Value	Exerciseable	Price	Value
	(thousands)				(thousands)

$0.50 — $1.38	115	1.98	$1.08	$129	58	$0.87	$78
$1.39 — $1.65	80	1.38	1.58	50	50	1.59	30
$1.66 — $2.10	126	3.19	1.73	59	11	1.68	5

	321	2.30	$1.46	$238	119	$1.24	$113

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

  Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights under SFAS 123(R) for the three and nine months ended December 31, 2005 which was allocated as follows:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005

Stock-based compensation expense included in cost of sales	$20	$56
Research and development	123	344
Sales and marketing	70	210
General and administrative	156	429

Stock-based compensation expense included in operating expense	349	983

Stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights	$369	$1,039

The application of SFAS 123(R) had the following effect on reported loss from operations, net loss and earnings per share for the three and nine months ended December 31, 2005 relative to amounts that would have been reported had SFAS 123(R) not been adopted:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005			2005
		Restated			Restated
	Using	SFAS		Using	SFAS
	Previous	123(R)		Previous	123(R)
	Accounting	Adjustment	As Reported	Accounting	Adjustment	As Reported

Loss from operations	$(1,775)	$(369)	$(2,144)	$(5,778)	$(1,039)	$(6,817)
Net loss	$(1,658)	$(369)	$(2,027)	$(5,451)	$(1,039)	$(6,490)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.09)	$(0.23)	$(0.04)	$(0.28)
Net cash used in operating activities	$(1,821)	—	$(1,821)	$(6,464)	—	$(6,464)
Net cash provided by investing activities	$2,115	—	$2,115	$8,447	—	$8,447

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

  Valuation Assumptions for Stock Options

The fair value of each stock option and SAR (Stock Appreciation Right) granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no dividends and the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005

Stock Option Plan
Risk-free interest rate	4.2%	3.9%
Expected life (in years)	3.0	3.9
Volatility	89.7%	90.3%

SARS Plan
Risk-free interest rate	4.2%	3.9%
Expected life (in years)	4.0	4.0
Volatility	89.7%	90.3%

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

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2004	2004

Net loss as reported	$(1,580)	$(4,703)
Less: stock based compensations determined under FAS 123	(357)	(1,315)

Pro forma net loss	$(1,937)	$(6,018)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.21)
Pro forma	$(0.08)	$(0.26)

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

	For the Three Months		For the Nine Months
	Ended December 31		Ended December 31
	2005	2004	2005	2004
	Restated		Restated

Net loss	$(2,027)	$(1,580)	$(6,490)	$(4,703)

Weighted average shares used in computing basic and net loss per share	23,579	22,857	23,390	22,754

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.28)	$(0.21)

Options and warrants excluded from the computation of diluted net loss per share	6,955	5,928	6,955	5,928

Options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

NOTE 3.	BALANCE SHEET COMPONENTS

	December 31,	March 31,
	2005	2005
	Restated
	(in thousands)

Accounts receivable, net
Trade receivables	$3,431	$912
Less: Allowance for doubtful accounts	(387)	(120)

	$3,044	$792

Inventories:
Work in process	$1,368	$515
Finished goods	344	83

	$1,712	$598

Property and equipment, net:
Furniture and fixtures	$175	$441
Machinery and equipment	2,941	2,473
Software	2,897	2,851

	6,013	5,765
Less: Accumulated depreciation and amortization	(5,028)	(4,677)

	$985	$1,088

Accrued liabilities and other:
Accrued compensation costs	$993	$492
Accrued license technology	—	700
Accrued audit and legal	278	192
Accrued inventory	898	189
Other	158	165

	$2,327	$1,738

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 4.	SHORT-TERM INVESTMENTS

The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
	Value	Fair Value	Gain/(Loss)
	(In thousands)

As of December 31, 2005
U.S. government and agency securities	$1,000	$997	$(3)
U.S. corporate and bank debt	7,847	7,868	21

Total	$8,847	$8,865	$18

As of March 31, 2005
U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

NOTE 5.	CERTAIN RISKS

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

Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	December 31		December 31,
	2005	2004	2005	2004
	Restated		Restated

Customer A	36%	*	19%	*
Customer B	14%	*	10%	*
Customer C	14%	*	*	*
Customer D	12%	*	*	*
Customer E	10%	*	*	*
Customer F	*	53%	12%	40%
Customer G	*	*	11%	*
Customer H	*	*	10%	*

(* = less than 10%)

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	Restated		Restated

China	25%	*	38%	*
Europe	*	52%	13%	41%
Japan	49%	14%	27%	17%
United States	24%	17%	20%	13%
Other	*	17%	*	29%

(* = less than 10%)

NOTE 7.	COMMITMENTS AND CONTINGENCIES

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Future payments due under long term obligations and operating leases as of December 31, 2005 are as follows (in thousands):

	Notes	Operating
Fiscal Year	Payable	Leases	Total

2006	$250	$53	$303
2007	425	172	597
2008	225	—	225

Total minimum payments	900	$225	$1,125

Less: Amount representing interest	(66)

Present value of minimum payments	834
Less: Current portion	(630)

Long term portion	$204

NOTE 8.	RESTATEMENT

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal quarter ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the fiscal quarter ended December 31, 2005 with amounts adjusted for the restatement.

	Three Months Ended December 31, 2005
	As Previously
	Reported	Adjustments		As Restated
	(in thousands, except per share amounts)

Revenues	$2,710	$(775	)(1)	$1,935
Cost of revenues	1,306	(400	)(2)	906

Gross profit	1,404	(375)		1,029

Operating expenses:
Research and development	1,341			1,341
Sales and marketing	866	(78	)(3)	788
General and administrative	1,044			1,044

Total operating expenses	3,251	(78)		3,173
Operating loss	(1,847)	(297)		(2,144)

Other income, net	117			117

Net loss	$(1,730)	$(297)		$(2,027)

Basic and diluted net loss per share:	$(0.07)	$(0.01)		$(0.09)

Shares used in computing basic and diluted net loss	23,579	23,579		23,579

	Nine Months Ended December 31, 2005
	As Previously
	Reported	Adjustments		As Restated
	(in thousands, except per share amounts)

Revenues	$5,573	$(775	)(1)	$4,798
Cost of revenues	2,875	(400	)(2)	2,475

Gross profit	2,698	(375)		2,323

Operating expenses:
Research and development	3,876			3,876
Sales and marketing	2,129	(78	)(3)	2,051
General and administrative	3,213			3,213

Total operating expenses	9,218	(78)		9,140
Operating loss	(6,520)	(297)		(6,817)

Other income, net	327			327

Net loss	$(6,193)	$(297)		$(6,490)

Basic and diluted net loss per share:	$(0.26)	$(0.01)		$(0.28)

Shares used in computing basic and diluted net loss	23,579	23,390		23,390

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	December 31, 2005
		Current
	As Previously	Quarter		As
	Reported	Adjustments		Restated
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,070			$6,070
Short-term investments	8,865			8,865
Accounts receivable, net	3,044			3,044
Inventories	1,712			1,712
Deferred cost of goods sold	—	400	(2)	400
Other current assets and prepaid expenses	958			958

Total current assets	20,649	400		21,049
Property and equipment, net	985			985
Other assets	375			375

Total assets	$22,009	$400		$22,409

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$664			$664
Accrued liabilities and other	2,405	(78	) (3)	2,327
Short-term portion of notes payable	630			630
Deferred revenue		775	(1)	775

Total current liabilities	3,699	697		4,396
Long-term portion of notes payable	204			204

Total liabilities	3,903	697		4,600

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,466 and 23,171 shares outstanding, respectively	24			24
Additional paid-in-capital	94,667			94,667
Accumulated comprehensive income (loss)	18			18
Accumulated deficit	(75,853)	(297)		(76,150)
Treasury stock	(750)			(750)

Total stockholders’ equity	18,106	(297)		17,809

Total liabilities and stockholders’ equity	$22,009	$400		$22,409

(1)	Reflects the deferral of revenue

(2)	Reflects the COGS adjustment related to (1) above

(3)	Reflects the adjustment of accrued sales commissions as a result of (1) above

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the Securities and Exchange Commission on June 17, 2005.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relates to future periods and are subject to risks and uncertainties. Forward-looking statements include our beliefs with respect to the factors that may impact our gross margins, the reasons for and extent of our restatement, what we believe comprise our critical accounting policies, and significant judgments and estimates, the attributes of digital television and our products, the benefits customers derive from using our products, the potential growth of the digital television market, our levels of spending on research and development and the success of any future products or product enhancements, the factors that impact sales of our products, how long our existing cash reserves will last, our expectations regarding future expense levels, the amount of stock based compensation expense in future periods and the impact of recent accounting pronouncements on our business. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variations in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic and international economic and political conditions; the impact of and costs associated with litigation; our ability to recognized previously deferred revenue; and other factors and risks discussed in “Risk Factors” and elsewhere in this Quarterly Report, and our other Tvia filings with the Securities and Exchange Commission.

Restatement

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal quarters ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which now indicates that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers.

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

Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 76% and 80% of our total revenues for the three and nine months ended December 31, 2005, respectively, were derived from customers located outside the United States compared to 83% and 87% in the same periods in the prior fiscal year. Our top five customers, including distributors, accounted for 86% and 62% of total revenues in the three and nine months ended December 31, 2005, respectively, compared to 53% and 40% in the same periods in the prior fiscal year.

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

We have sustained operating losses on a quarterly and annual basis since inception in 1993. As of December 31, 2005, we had an accumulated deficit of approximately $76.2 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

			Nine Months
	Three Months Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
	Restated		Restated

Revenues	100%	100%	100%	100%
Cost of revenues	47%	54%	52%	55%

Gross profit	53%	46%	48%	45%
Operating expenses:
Research and development	69%	111%	81%	166%
Sales and marketing	41%	40%	43%	40%
General and administrative	54%	50%	67%	63%

Total operating expenses	164%	201%	190%	269%

Operating loss	−111%	−142%	−142%	−224%

Interest income	6%	10%	7%	14%

Net loss	−105%	−145%	−135%	−210%

Revenues.  Revenues for the three months ended December 31, 2005 increased 78% to $1.9 million from $1.1 million for the three months ended December 31, 2004. The increase is attributable to increased sales generated by additional sales representative’s worldwide, a TV design center in China and increased sales volume of the TrueView 5600 product line to new customers. Included in revenue for the quarter ended December 31, 2005 are non-recurring engineering fees of $0.5 million.

Revenue for the nine months ended December 31, 2005 increased 115% to $4.8 million from $2.2 million for the nine months ended December 31, 2004. The increase is attributable to increased sales generated by 10 new sales representatives worldwide and increased sales volume of the TrueView 5600 product line.

Gross margin.  Gross margin as a percentage of revenue was 53% and 48% in the three months and nine months ended December 31, 2005, respectively, as compared to 46% and 45% in the three and nine months ended December 31, 2004. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. The positive effect on the gross margin percentage for the quarter ended December 31, 2005 is partially due to the absence of any costs associated with the non- recurring engineering fees of $0.5 million recorded in revenue for the quarter.

Research and development.  Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses increased to $1.3 and $3.9 million in the three and nine months ended December 31, 2005, respectively, from $1.2 million and $3.7 million in the three and nine months ended December 31, 2004, respectively. Research and development expenses as a percentage of total revenues were 69% and 81% in the three and nine months ended December 31, 2005 compared to 111% and 166% in the three and nine months ended December 31, 2004. The decrease in research and development expenses as a percentage of revenues in the three and nine months ended December 31, 2005 compared to the same period in the prior fiscal year is attributable primarily to increased revenue in the current fiscal year. Stock compensation expense of $0.1 million and $0.3 million is recorded in the three and nine month periods ended December 31, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this Form 10-Q. There have not been comparable stock compensation charges recorded in the three and nine months ended December 31, 2004. Exclusive of this compensation charge research and development expenses remained constant in the three month period and decreased in the nine month period ended December 31, 2005, as compared to the corresponding periods of the prior fiscal year. The decrease in research and development expenses in the nine months ended

December, 2005 is due primarily to a reduction in overall expenses resulting from reduction in headcount, consulting fees and engineering supplies driven by transfer of product development efforts from the United States to China, Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to increase slightly compared to expenses in the third quarter of fiscal 2006 primarily because of new product development efforts.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses increased to $0.8 million and $2.1 million in the three and nine months ended December 31, 2005, respectively, from $0.4 million and $0.9 million in the three and nine months ended December 31, 2004, respectively. Sales and marketing expenses as a percentage of total revenues were 41% and 43% in the three and nine months ended December 31, 2005 compared to 40% in the three and nine months ended December 31, 2004. The increase in sales and marketing expenses in absolute dollars for the three and nine months ended December 31, 2005 as compared to the same period of the prior fiscal year is primarily due to increased departmental headcount and increased sales commissions of $0.1 million and $0.4 million for the three and nine months ended December 31, 2005, respectively, paid to sales reps due to higher revenue. Also included in this increase are travel-related expenses and facility costs associated with higher revenue and ten additional employees. Payroll-related expenses also include stock compensation expense of $ $0.1 and $0.2 million in the three and nine months ended December 31, 2005, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q.

General and administrative.  General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses increased to $1.0 million and $3.2 million in the three and nine months ended December 31, 2005, respectively, from $0.5 million and $1.4 million in the three and nine months ended December 31, 2004, respectively. General and administrative expenses as a percentage of total revenues were 54% and 67% in the three and nine months ended December 31, 2005 compared to 50% and 63% in the comparable periods of the prior year. The increase in general and administrative expenses in absolute dollars for the three and nine months ended December 31, 2005 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll-related expenses which included stock compensation expense of $ $0.2 million and $0.4 million, respectively, resulting from the early adoption of SFAS No. 123(R) as explained in Note 2, Stock Compensation of this form 10-Q. The increase in general and administrative expenses for the three and nine months ended December 31, 2005 is also comprised of additional accounting, professional and legal fees of $0.4 million and $0.6 million, respectively, associated with increased audit fees and the costs of compliance with the requirements established by section 404 of the Sarbanes-Oxley Act of 2002. The allowance for bad debts also increased by $0.3 million in the nine months ended December 31, 2005 primarily due to increased sales in the Peoples Republic of China that may become difficult to collect due to the risks associated with commerce in that region. In the foreseeable future, we expect sales, general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the ongoing costs of compliance with the Sarbanes-Oxley Act of 2002 and the continued rising costs associated with our status as a public company.

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

Liquidity and Capital Resources

During the nine months ended December 31, 2005, we used $6.5 million of cash and cash equivalents in our operating activities as compared to $4.0 million during the nine months ended December 31, 2004. Cash used in operations during the nine months ended December 31, 2005 resulted primarily from net loss of $6.5 million, an increase in accounts receivable of $2.3 million and an increase in inventories of $1.1 million partially offset by non- cash items of depreciation and amortization of $0.9, deferred revenue of $0.8 million, stock compensation expense of $1.0 million and an increase in accounts payable and accrued liabilities of $0.6 million and $0.4 million, respectively. Cash used in operations during the nine months ended December 31, 2004 resulted primarily from net loss of $4.7 million and increases in accounts receivable, and prepaid expenses and other current assets of $0.3 million and $0.2 million, respectively, partially offset by non-cash items of depreciation and amortization of $0.9 million and disposal of fixed assets and licensed technology of $0.2 million.

Cash flows provided by investing activities were $8.4 million during the nine months ended December 31, 2005 compared to $2.6 million during the nine months ended December 31, 2004. This increase was primarily due to the maturity of investments of $20.1 million offset by a purchase of investments of $12.0 million.

As of December 31, 2005 our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at December 31, 2005 and 2004 was $16.7 million and $24.2 million, respectively.

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

Future contractual obligations as of December 31, 2005 were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Notes Payable	900	250	650

Operating Lease Obligations	225	198	27	—	—

Total	1,125	448	677	—	—

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

We currently rely on certain international customers for a substantial portion of our revenues and are subject to risks inherent in conducting business outside of the United States.

Sales of our products to our OEM customers and to distributors located outside the United States accounted for 76% and 83% of our total revenues for the three months ended December 31 2005 and 2004, respectively. Sales of our products to our OEM customers and to distributors located outside the United States accounted for 80% and 87% of our total revenues for the nine months ended December 31 2005 and 2004, respectively. There are a number of risks arising from our international business, which could adversely affect future results, including:

•	difficulties in collecting accounts receivable

•	difficulties in managing distributors or representatives

•	exchange rate variations, tariffs, import restrictions and other trade barriers

•	political and economic instability

•	unexpected changes in regulatory requirements

Our international sales currently are denominated in U.S. dollars. Consequently, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

We were required to defer significant amounts of revenue, and we may not be able to recognize those amounts if our customers do not pay us.

We restated our financial results for the quarter ended December 31, 2005 because we were unable to collect amounts owed to us from certain of our customers in Asia. In connection with the restatement, we deferred significant amounts of revenue, which we will not be able to recognize until we are paid by our customers. These customers may be unwilling or unable to use our products that are in their possession for various reasons. With regard to our restatement, we believe the subsequent shortage of panels necessary to build televisions prevented certain of our customers to use our semiconductors they had in inventory. As a result, those customers did not pay us in accordance with the contractual terms they had agreed to. In the event our products become obsolete, our customers are able to obtain similar products at lower prices, our customers are not able to obtain other component parts needed to manufacture an end product, or demand for or prices of the products they had intended to manufacture incorporating our products decline, customers may not pay for our products. This, in turn, would prevent us from recognizing as revenue amounts that have been deferred.

New product announcements could result in decreased demand for our older products or a decline in our inventory value, which in turn may harm our business, financial position and operating results.

The digital TV industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. In order to remain competitive, we must develop new, enhanced products. From time to time, we may introduce new products or technologies that have the potential to replace our existing products. New product announcements or introductions may cause customers with existing inventory of our older products to attempt to return those older products to us for credit, or may impact the price at which we can sell our older products to customers. Each of these occurrences could cause our inventory on hand as well as inventory in our distribution channel to decline substantially in value or to rapidly become obsolete, resulting in inventory write-downs which would harm our revenues and gross margins. In addition, customers may delay placing orders in anticipation of the availability of a new product, which would have a negative effect on our revenue.

We identified two material weaknesses in internal control over financial reporting during fiscal year 2006. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

Management identified two material weaknesses in our internal controls over financial reporting. We have not performed an evaluation of internal controls over financial reporting, as we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Although we are taking measures that we believe will remediate the material weaknesses, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies.

Our independent registered public accounting firm has not been engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses discussed above. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We need to design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our semiconductors. The development process for these advancements is lengthy and requires us to accurately anticipate technological innovations and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex.

There is a risk that any product we develop to address these changes and enhancements will be late, fail to meet customer or market specifications or not be competitive with products from our competitors that offer comparable or superior performance and functionality. Any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products or product enhancements on a cost-effective basis.

We expect continuing losses and may not achieve profitability, which could affect our ability to expand our business.

We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and display markets in 1996. We have incurred net losses of approximately $76.2 million from our inception in March 1993 through December 31, 2005. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal quarters ended December 31, 2005 and 2004, research and development expenses represented 69% and 111% of our revenues, respectively. For the nine months ended December 31, 2005 and 2004, research and development expenses represented 81% and 166% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

During the quarter ended June 30, 2006, management identified a material weakness in our control over stock based compensation resulting in a cumulative adjustment in the quarter. The adjustment consisted of a reduction in stock based compensation expense resulting from applying incorrect assumptions to the stock compensation calculation in the prior fiscal year.

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal year ended March 31, 2006 and for the quarters ended December 31, 2005 and June 30, 2006. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers.

Management also identified a material weakness relating to lack of technical accounting and financial reporting expertise within the Company’s accounting and finance function. As of September 30, 2006, the Company did not have sufficient technical accounting and financial reporting expertise to sufficiently address the revenue recognition issues which have resulted in a restatement of the consolidated financial statements for the fiscal year ended March 31, 2006 and the fiscal quarters ended December 31, 2005 and June 30, 2006.

In October 2006 the Company hired a new CFO who has taken steps to improve the technical accounting and financial reporting expertise within the accounting and finance function.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were not effective because of the material weaknesses described above and that the remediation efforts of the Company has not been in effect for a sufficient amount of time to allow for testing and validation.

Changes in internal controls

(b) Other than as stated above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4A that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

By:	/s/ Keith Yee
Keith Yee
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

November 22, 2006

EXHIBIT INDEX

Exhibit
Number

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.