Form 10-K/A
period 2006-03-31
TVIA INC
filed 2006-11-22
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

EXPLANATORY NOTE

Tvia, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2006 (the “Original Filing”).

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal year ended March 31, 2006 and for the quarter ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which now indicates that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers. This amendment is being filed to restate the consolidated financial statements for the fiscal year ended March 31, 2006.

A discussion of the restatement is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 to the Consolidated Financial Statements included in this Amendment No. 1 on Form 10-K/A. Changes have also been made to the following items in this Amendment No. 1 on Form 10-K/A as a result of the restatement:

Part I

•	Item 1. “Business”

•	Item 1A. “Risk Factors”

Part II

•	Item 6. “Selected Financial Data”

•	Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Item 8. “Financial Statements and Supplementary Data”

•	Item 9A. “Controls and Procedures”

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

In fiscal year 2006, sales to Sharp Trading Company, SMS Electronics, Ltd. and Shenzhen Ricom Industrial Development Co., Ltd. represented 16%, 13% and 10%, respectively. In fiscal year 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal year 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. In fiscal year 2006, sales to customers in China, Japan, the United States and Europe comprised 40%, 20%, 14% and 13% of revenues, respectively. In fiscal year 2005, sales to customers in the Europe, Japan, China, the United States and Korea comprised 34%, 20%, 13%, 11% and 10% of revenues, respectively. In fiscal year 2004, sales to customers in the United States, Europe, Taiwan and Japan comprised 24%, 24%, 18%, and 15% of revenues, respectively.

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

Item 1A	RISK FACTORS

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

Sales of our products to our OEM customers and to distributors located outside the United States accounted for 80% and 89% of our total revenues for the fiscal year ended March 31 2006 and 2005, respectively. There are a number of risks arising from our international business, which could adversely affect future results, including:

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

We restated our financial results for the year ended March 31, 2006 and the quarter ended December 31, 2005 because we were unable to collect amounts owed to us from certain of our customers in Asia. In connection with the restatement, we deferred significant amounts of revenue, which we will not be able to recognize until we are paid by our customers. These customers may be unwilling or unable to use our products that are in their possession for various reasons. With regard to our restatement, we believe the subsequent shortage of panels necessary to build televisions prevented certain of our customers to use our semiconductors they had in inventory. As a result, those customers did not pay us in accordance with the contractual terms they had agreed to. In the event our products become obsolete, our customers are able to obtain similar products at lower prices, our customers are not able to obtain other component parts needed to manufacture an end product, or demand for or prices of the products they had intended to manufacture incorporating our products decline, customers may not pay for our products. This, in turn, would prevent us from recognizing as revenue amounts that have been deferred.

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

Our independent registered public accounting firm has not been,engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses discussed above. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

A significant amount of our revenues comes from a few customers and any decrease in revenues from these customers could significantly impact our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues. Sales to Sharp Trading Company, SMS Electronics, Ltd. and Shenzhen Ricom Industrial Development Co., Ltd. represented 16%, 13% and 10% of total revenues in fiscal year ended March 31, 2006, respectively. Sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of total revenues in fiscal year ended March 31, 2005, respectively. Sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of total revenues for the fiscal year ended March 31, 2004, respectively. We may not be able to retain our largest customers or to obtain additional key accounts. Any reduction or delay in sales of our products to any key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future. Our losses increased as we transitioned our focus away from the personal computer market toward the advanced television and display markets in 1996. We have incurred net losses of approximately $79.2million from our inception in March 1993 through March 31, 2006. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the fiscal years ended March 31, 2006, 2005 and 2004, research and development expenses represented 108%, 178% and 295% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

PART II

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
	Restated(1)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product sales	$5,034	$3,098	$2,042	$1,771	$11,342
Development contracts and other	566	183	267	461	498

Total revenues	5,600	3,281	2,309	2,232	11,840

Cost of revenues:
Product sales	2,521	1,587	1,235	1,460	8,522
Development contracts and other	5	198	88	83	109

Total cost of revenues	2,526	1,785	1,323	1,543	8,631

Gross profit	3,074	1,496	986	689	3,209

Operating expenses:
Research and development	6,065	5,829	6,823	8,983	12,664
Sales and marketing	3,027	1,338	838	1,506	2,940
General and administrative	3,964	2,365	1,829	2,039	2,116
Amortization of deferred stock compensation	—	—	—	595	1,572
Restructuring costs	—	—	—	950	—

Total operating expenses	13,056	9,532	9,490	14,073	19,292

Operating loss	(9,982)	(8,036)	(8,504)	(13,384)	(16,083)
Other income (expense), net
Interest income	606	406	401	703	1,818
Interest expense	(204)	(10)	(11)	(14)	—
Gain on sale of software business	—	—	9,075	—	—

Net income (loss) before taxes	(9,580)	(7,640)	961	(12,695)	(14,265)
Income taxes			25

Net income (loss)	$(9,580)	$(7,640)	$936	$(12,695)	$(14,265)

Basic and diluted net income (loss) attributable to common stockholders	$(0.41)	$(0.33)	$0.04	$(0.58)	$(0.66)

Shares used in computing basic and diluted net income (loss) per share to common stockholders	23,471	22,827	23,982	21,952	21,631

No cash dividends were paid during any of the five previous years.

	2006	2005	2004	2003	2002
	Restated
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$12,957	$21,742	$27,206	$24,417	$35,505
Working capital	14,437	21,513	28,000	24,273	35,979
Total assets	22,637	25,487	31,403	31,193	43,387
Long-term liabilities	211	345	—	486	—
Total stockholders’ equity	$15,457	$22,642	$30,059	$28,766	$40,925

(1)	For additional information regarding the restatement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This document contains forward-looking within the meaning of the Private Security Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relates to future periods and are subject to risks and uncertainties. Forward-looking statements include our beliefs with respect to the factors that may impact our gross margins, the reasons for and extent of our restatement, what we believe comprise our critical accounting policies, and significant judgments and estimates, the attributes of digital television and our products, the benefits customers derive from using our products, the potential growth of the digital television market, our levels of spending on research and development and the success of any future products or product enhancements, the factors that impact sales of our products, how long our existing cash reserves will last, our expectations regarding future expense levels, the amount of stock based compensation expense in future periods and the impact of recent accounting pronouncements on our business. Tvia’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, risks associated with competition, risks associated with product development, reliance on foreign manufacturers, foreign business, political and economic risks and risks identified in the Company’s Securities and Exchange Commission, filings, including, but not limited to, those discussed elsewhere in this Form 10-K under the heading “Risk Factors” located in Item 1A, of this Form 10-K. These forward-looking statements speak only as of the date hereof, and Tvia disclaims any obligation to update these statements.

Restatement

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal year ended March 31, 2006 and for the quarter ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which now indicates that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers.

Overview

We design, develop and market display processors for the interactive-television market as well as a family of flexible, high-quality display processors tailored to the Asia Pacific television manufacturers creating next-generation digital LCD, HD, and progressive-scan televisions.

We currently offer three product families:  the TrueView 5700 family, introduced in calendar year 2004; the TrueView 5600 family, introduced in calendar year 2003; and the CyberPro 5202 family, introduced in calendar year 2002. These product families currently generate most of our revenues. We sell our products through two channels. First, we sell our products directly to original equipment manufacturers, or OEMs, and recognize revenues at the time of shipment to these OEMs. Second, we sell our products to a number of distributors. Revenue from product sales to distributors occurs only when the distributor can identify the end user and the distributor places a purchase order to the Company identifying the end user and assures shipment to that user. Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. In fiscal 2006, sales to Sharp

Trading Company, SMS Electronics, Ltd. and Shenzhen Ricom Industrial Development Co., Ltd. represented 16%, 13% and 10% of revenues, respectively. In fiscal 2005, sales to SMS Electronics, Ltd., Kanematsu Devices Corporation and Micro Network Korea Co., Ltd. represented 34%, 17% and 10% of revenues, respectively. In fiscal 2004, sales to Kanematsu Devices Corporation, SMS Electronics, Ltd., Weikeng Industrial Co., and Fujitsu-Siemens Computers Gmbh represented 15%, 12%, 12% and 10% of revenues, respectively. Various factors have affected and may continue to affect our gross margin. These factors include, but are not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. For example, newly introduced products generally have higher average selling prices and generate higher gross margins. Both average selling prices and the related gross margins typically decline over product life cycles due to competitive pressures and volume price agreements. Our gross margin and operating results in the future may continue to fluctuate as a result of these and other factors.

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

We have sustained operating losses on a quarterly and annual basis since inception. As of March 31, 2006, we had an accumulated deficit of approximately $79.2 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs.

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

Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Instead, the Company has determined that the revenue for such sales should be deferred and recognized only upon the receipt of subsequent cash collections. For all sales to distributors and any sales to manufacturers where factors indicate that payment is substantially contingent upon their ability to sell product to, and collect from, their end customer, revenues will be deferred and recognized only upon the receipt of subsequent cash collections. For such sales the Company records the gross sales as deferred revenue and classifies the inventory held by these customers as “deferred cost of goods sold”. For other customers who have either prepaid or provided a letter of credit, the Company recognizes revenue upon shipment.

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

Inventory.  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and overhead. Allowances, when required, are made to reduce carrying values of inventories to their estimated net realizable values. The write- down of our inventory for estimated obsolescence or unmarketable inventory is equal to the difference between the cost of inventory and the estimated realizable value that is based upon assumptions about future demand and market conditions. These assumptions are based on our analysis of various factors, including a review of specific transactions, historical experience and current market and economic conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

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

Results of Operations

The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment:

	Year Ended March 31,
	2006	2005	2004
	Restated

Consolidated Statement of Operations Data:
Revenues:
Product sales	90%	94%	88%
Development contracts and others	10	6	12

Total revenues	100	100	100

Cost of revenues:
Product sales	45	48	53
Development contracts and others	—	6	4

Total cost of revenues	45	54	57

Gross profit	55	46	43

Operating expenses:
Research and development	108	178	295
Sales and marketing	54	41	37
General and administrative	71	72	79

Total operating expenses	233	291	411

Operating loss	(178)	(245)	(368)

Other income (expense), net
Interest income	11	12	17
Interest expense	(4)	—	—
Gain on sale of software business	—	—	393

Other income, net	7	12	410

Net income (loss) before taxes	(171)	(233)	42
Income taxes	—	—	1

Net income (loss)	(171)	(233)	41

Results of Operations for the Fiscal Years Ended March 31, 2006, 2005 and 2004

Revenues.  Revenues were $5.6 million, $3.3 million and $2.3 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Revenues increased $2.3 million in fiscal year 2006 compared to fiscal year 2005. The increase in revenue for fiscal year ended March 31, 2006 was primarily due to increased sales generated by 10 new sales representatives worldwide resulting in increased sales volume of the TrueView 5600 and TrueView 5725 product line. In fiscal year 2006, there was NRE revenue from Sharp for approximately $0.5 million. The increase in revenue for fiscal year ended March 31, 2005 compared to fiscal year 2004 was primarily the result of an increase in units shipped to customers. We generate most of our revenues from display processors that are used with our DTV reference design kits sold to new OEMs, third-party manufacturers or distributors.

Foreign sales, consisting primarily of product sales and development contracts, sales representatives and distributors in Asia and Europe, represented 80%, 89% and 76% of total revenues in fiscal years 2006, 2005 and 2004, respectively. All export revenues are denominated in United States dollars. We believe foreign sales will continue to account for a significant majority of our revenues in the foreseeable future.

Gross margin.  Gross margin increased to 55% in fiscal year 2006 compared to 46% in fiscal 2005. The positive effect on gross margin in fiscal year 2006 is primarily attributable to improved yields, reduced manufacturing variances and the receipt of non-recurring engineering revenue of $0.5 that had no related cost. Gross margin increased to 46% in fiscal year 2005 compared to 43% in fiscal 2004 primarily due to improved manufacturing yields and lower overhead primarily attributable to decreased headcount and facilities costs. Many factors affect our profit margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues.

Research and development.  Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses were $6.1 million, $5.8 million and $6.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Research and development expenses as a percentage of total revenues were 108%, 178% and 295% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decrease in research and development expenses as a percentage of revenues in fiscal years ended 2006 and 2005 when compared to fiscal year ended 2004 is attributable primarily to increased revenue. Payroll related expenses also include stock compensation expense of $0.8 million recorded in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. Exclusive of this compensation charge, research and development expenses decreased by $0.5 million in the fiscal year ended March 31, 2006 as compared to the prior fiscal year, primarily due to a reduction in amortization expense for capitalized software costs that were fully amortized in fiscal year ended 2005. The decrease in research and development expense in absolute dollars and as a percentage of revenues from fiscal year ended 2004 to fiscal year ended 2005 is primarily due to a write-off of license technology totaling $1.5 million in fiscal year ended 2004 without a comparable write-off in fiscal year ended 2005. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to remain relatively constant.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses were $3.0 million, $1.3 million and $0.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Sales and marketing expenses as a percentage of total revenues were 54%, 41% and 36% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in sales and marketing expenses in absolute dollars for the fiscal year ended March 31, 2006 as compared to fiscal year 2005 is primarily due to increased sales commissions of $0.4 million paid to sales representatives due to higher revenue and increased compensation expense related to 10 additional sales representatives of $0.4 million. Also included in this increase are travel-related expenses and facility costs associated the headcount additions. Payroll-related expenses also include stock compensation expense of $0.5 million in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. In the foreseeable future, we expect sales and marketing expenses in absolute dollars to be higher primarily due to expected increases in sales-related travel and compensation.

General and administrative.  General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses were $4.0 million, $2.4 million and $1.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. General and administrative expenses as a percentage of total revenues were 71%, 72% and 79% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in general and administrative expenses in absolute dollars for fiscal year ended March 31, 2006 as compared to fiscal year ended 2005 is primarily due to additional accounting, professional and legal fees of $0.6 million associated with increased audit fees, the costs of compliance with the requirements established by the Sarbanes-Oxley Act of 2002 and other public company requirements. $0.3 million of this increase is comprised of legal fees related to settlement of an employee lawsuit and an increase in payroll-related expenses of $0.2 million. Payroll-related expenses also include stock compensation expense of $0.6 million in the fiscal year ended March 31, 2006 resulting from the early adoption of SFAS No. 123(R) as explained in Note 8 to the financial statements included in this Form 10-K. There is not a comparable stock compensation charge recorded in fiscal years ended March 31, 2005 and 2004. In the foreseeable future, we expect general and administrative expenses in absolute dollars to be higher. This increase is expected to be primarily associated with the costs of compliance with the Sarbanes-Oxley Act of 2002 and the continued rising costs associated with our status as a public company.

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

Liquidity and Capital Resources

During the fiscal year ended March 31, 2006, net cash used in operating activities was $8.4 million, primarily resulting from a operating loss of $9.6 million, an increase in accounts receivable of $3.0 million, an increase in inventories of $2.0 million, an increase in deferred cost of goods sold of $1.3 million partially offset by stock compensation expense of $2.1 million, deferred revenue of $2.7 million, an increase in accounts payable and accrued expenses of $1.1 million, depreciation and amortization expense of $1.1 million. During the fiscal year ended March 31, 2005, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $8.0 million, an increase in accounts receivable of $0.5 million, partially offset by depreciation and amortization expense of $1.3 million and an increase in accounts payable and accrued expenses of $1.2 million. During the fiscal year ended March 31, 2004, net cash used in operating activities was $5.4 million, primarily resulting from an operating loss of $8.5 million and a decrease in accrued expenses and accounts payable of $0.7 million, non-cash expenses of $3.0 million and a decrease of $0.5 million in inventories.

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

As of March 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at March 31, 2006 was $14.4 million.

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

Future contractual obligations as of March 31, 2006 were as follows (in thousands):

Contractual	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Notes Payable	775	550	225	—	—
Operating Lease
Obligations	$555	$320	$235	—	—

Total	$1,330	$870	$460	—	—

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

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Tvia, Inc.
Report of Independent Registered Public Accounting Firm for the fiscal year ended March 31, 2006	28
Report of Independent Registered Public Accounting Firm for the fiscal years ended March 31, 2005 and 2004	29
Consolidated Balance Sheets	30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

As described in Note 13, the Company’s financial statements as of March 31, 2006 and for the year then ended have been restated

/s/  BDO Seidman, LLP

San Jose, California
May 19, 2006 except for Note 13 as to which the date is November 22, 2006

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
	Restated
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,455	$4,078
Investments	4,502	17,664
Accounts receivable, net	3,662	792
Inventories, net	2,601	598
Other current assets and prepaid expenses	902	881
Deferred cost of sales	1,284	—

Total current assets	21,406	24,013
Property and equipment, net	928	1,088
Other assets	303	386

Total assets	$22,637	$25,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802	$302
Accrued liabilities and other	2,327	1,709
Short-term portion of notes payable	541	460
Deferred revenue	2,733	—
Cash settled stock appreciation rights (Note 8)	566	29

Total current liabilities	6,969	2,500
Long-term portion of notes payable	211	345

Total liabilities	7,180	2,845

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,866 and 23,171 shares outstanding, respectively	24	23
Additional paid-in-capital	95,395	93,118
Accumulated other comprehensive income (loss)	28	(89)
Accumulated deficit	(79,240)	(69,660)
Treasury stock: 204,400 shares	(750)	(750)

Total stockholders’ equity	15,457	22,642

Total liabilities and stockholders’ equity	$22,637	$25,487

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
	Restated
	(In thousands, except
	per share amounts)

Revenues:
Product sales	$5,034	$3,098	$2,042
Non-recurring charges/reimbursements	566	183	267

Total revenues	5,600	3,281	2,309

Cost of revenues:
Product sales	2,521	1,587	1,235
Non-recurring charges/reimbursements	5	198	88

Total cost of revenues	2,526	1,785	1,323

Gross profit	3,074	1,496	986

Operating expenses:
Research and development	6,065	5,829	6,823
Sales and marketing	3,027	1,338	838
General and administrative	3,964	2,365	1,829

Total operating expenses	13,056	9,532	9,490

Operating loss	(9,982)	(8,036)	(8,504)

Other income (expense), net:
Interest income	606	406	401
Interest expense	(204)	(10)	(11)
Sale of software business	—	—	9,075

Other income (expense), net	402	396	9,465

Income (loss) before taxes	(9,580)	(7,640)	961
Income taxes	—	—	25

Net income (loss) after taxes	$(9,580)	$(7,640)	$936

Basic and diluted net income (loss) per share	$(0.41)	$(0.33)	$0.04

Shares used in computing basic net income (loss) per share	23,471	22,827	22,323

Shares used in computing diluted net income (loss) per share	23,471	22,827	23,982

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY — RESTATED

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Stock	Equity
	(In thousands, except share data)

Balance at March 31, 2003	22,163,222	$22	$92,444	$6	$(62,956)	$(750)	$28,766
Issuance of Common stock under ESPP and through exercises of stock options	412,767	1	354	—	—	—	355
Unrealized gain on available-for-sale investments	—	—	—	2	—	—	2
Net Income	—	—	—	—	936	—	936

Balance at March 31, 2004	22,575,989	23	92,798	8	(62,020)	(750)	30,059
Issuance of Common stock under ESPP and through exercises of stock options	595,057	—	320	—	—	—	320
Unrealized loss on available-for-sale investments	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	(7,640)	—	(7,640)

Balance at March 31, 2005	23,171,046	23	93,118	(89)	(69,660)	(750)	22,642
Issuance of Common stock under ESPP, exercises of stock options	694,805	1	615	—	—	—	616
Stock issued in settlement of lawsuit	—	—	148	—	—	—	148
Stock compensation — equity plans	—	—	1,514	—	—	—	1,514
Unrealized loss on available-for-sale investments	—	—	—	117	—	—	117
Net loss	—	—	—	—	(9,580)	—	(9,580)

Balance at March 31, 2006	23,865,851	$24	$95,395	$28	$(79,240)	$(750)	$15,457

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
	Restated
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(9,580)	$(7,640)	$936
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and mortization	1,075	1,276	1,748
Write-down of license technology	—	—	1,449
Gain on sale of software unit	—	—	(9,075)
Loss on retirement of fixed assets	—	104	—
Change in accounts receivable allowance	110	—	—
Stock issued in settlement of lawsuit	148	—	—
Stock compensation expense — equity plans	1,514	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,980)	(497)	36
Inventories	(2,003)	4	453
Other current assets and prepaid expenses	163	126	(269)
Deferred cost of sales	(1,284)
Accounts payable	500	101	(150)
Accrued liabilities and other	618	1,081	(518)
Deferred revenue	2,733	—	—
Cash settled stock appreciation rights	537	—	—

Net cash used in operating activities	(8,449)	(5,445)	(5,390)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(11,968)	(6,137)	(39,977)
Proceeds from sale of available-for-sale investments	25,247	12,324	29,369
Proceeds from sale of software unit	—	753	8,373
Purchase of property and equipment	(482)	(503)	(92)
Purchase of intangible assets	—	—	(44)

Net cash provided by (used in) investing activities	12,797	6,437	(2,371)

Cash Flows from Financing Activities:
Repayments of capital leases	—	(493)	(415)
Repayments of notes payable	(587)	—	—
Proceeds from issuance of common stock	616	320	355

Net cash provided by (used in) financing activities	29	(173)	(60)

Net increase (decrease) in cash and cash equivalents	4,377	819	(7,821)
Cash and cash equivalents at beginning of period	4,078	3,259	11,080

Cash and cash equivalents at end of period	$8,455	$4,078	$3,259

Supplemental Cash Flow Information:
Interest paid	$48	$10	$11

Notes payable issued for the right to the use of design software	$519	$920	$—

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Tvia, Inc. and its Chinese subsidiary (collectively the “Company”) is a fabless semiconductor company focused on designing, producing and marketing display processors for the digital and interactive TV market. The Company offers a family of flexible, high-quality display processors to TV manufacturers, creating next — generation digital high definition LCD TV, ED progressive-scan CRT TV and interactive multimedia display processors for Interactive Set Top Boxes.

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

Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Instead, the Company has determined that the revenue for such sales should be deferred and recognized only upon the receipt of subsequent cash collections. For all sales to distributors and any sales to manufacturers where factors indicate that payment is substantially contingent upon their ability to sell product to, and collect from, their end customer, revenues will be deferred and recognized only upon the receipt of subsequent cash collections. For such sales the Company records the gross sales as deferred revenue and classifies the inventory held by these customers as “deferred cost of goods sold”. For other customers who have either prepaid or provided a letter of credit, the Company recognizes revenue upon shipment.

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available for sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
	Restated

Net income (loss)	$(9,580)	$(7,640)	$936
Unrealized gain (loss) on available-for-sale-investments	117	(97)	2

Comprehensive income (loss)	$(9,463)	$(7,737)	$938

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Components (in thousands)

	March 31,	March 31,
	2006	2005
	Restated

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

Accrued liabilities and other:
Accrued compensation costs	$1,203	$463
Accrued license technology	—	700
Accrued audit and legal	193	192
Accrued inventory purchases	777	189
Other	154	165

	$2,327	$1,709

Note 3.	Short-term Investments

The value of the Company’s investments by major security type is as follows:

As of March 31, 2006	Mature Less Than 12 Months
		Aggregate	Unrealized
	Cost Value	Fair Value	Gain/(Loss)
(In thousands)

U.S. corporate and bank debt	$4,505	$4,502	$(3)

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2005	Mature Less Than 12 Months
		Aggregate	Unrealized
	Cost Value	Fair Value	Gain/(Loss)
	(In thousands)

U.S. government and agency securities	$7,000	$6,958	$(42)
U.S. corporate and bank debt	10,753	10,706	(47)

Total	$17,753	$17,664	$(89)

Note 4.	Sale of Software Business and Software-Related Assets

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

Impairment Charges

The Company wrote off $1.5 million of license technology in the third quarter of fiscal year 2004 related to a change in the product development plan.

Note 6.	Income Taxes

Income before the provision for income taxes is comprised of:

	Year Ended March 31,
	2006	2005	2004
	Restated
	(In thousands)

Domestic	$(9,678)	$(9,599)	$2,036
Foreign	98	1,959	(1,075)

Total	$(9,580)	$(7,640)	$961

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a provision of $25,000 for Federal alternative minimum tax, applied on the gain of the software business unit, and none for state and foreign income taxes in the fiscal year ended March 31, 2004. There were no provisions for income taxes in the fiscal years ended March 31, 2006 and 2005.

The components of the net deferred income tax asset are as follows:

	March 31,
	2006	2005
	Restated
	(In thousands)

Net operating losses	$24,416	$19,566
Reserve for accruals not deducted for tax purposes	275	677
Available tax credit carry forwards	2,928	2,618
Other timing differences	1,633	1,818

Gross deferred tax asset	29,252	24,679
Valuation allowance	(29,252)	(24,679)

Net deferred tax asset	$—	$—

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the actual tax provision (benefit) and the amount obtained by applying the U.S. Federal statutory rate to income (loss) before provision for income taxes (benefit) is as follows:

	March 31,
	2006	2005	2004
	(In thousands)

Tax provision (benefit) at statutory rate	(34.0)%	(34.0)%	34.0%
Valuation allowance	34.0%	39.0%	25.4%
Other	(3.8)%	(5.0)%	3.6%
Utilization of net operating losses	0.0%	0.0%	(60.2)%
Stock options	3.8%	0.0%	0.0%

	0.0%	0.0%	2.8%

Note 7.	Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,
	2006	2005	2004
	Restated
	(In thousands, except per share data)

Net income (loss)	$(9,580)	$(7,640)	$936

Basic and diluted:
Weighted average shares of common stock outstanding	23,471	22,827	22,340
Less: Weighted average shares of common stock subject to repurchase	—	—	(17)

Weighted average shares used in computing basic net income (loss) per share	23,471	22,827	22,323
Diluted effect of common stock equivalents	—	—	1,659
Weighted average shares used in computing diluted net income (loss) per share	23,471	22,827	23,982

Basic and diluted net income (loss) per share	$(0.41)	$(0.33)	$0.04

Options and warrants excluded from the computation of diluted net income (loss) per share	7,523	5,382	1,364

Excluded options and warrants were excluded from the computation of diluted net income (loss) per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under all of the Company’s SARS plans (in thousands, except per share amounts):

			Weighted
	Options		Average
	Available for	Outstanding	Exercise Price
	Grant	Options	Per Share

Balance at March 31, 2003	1,269	231	$1.70
Granted	(78)	78	1.57
Exercised	22	(22)	0.57
Forfeitures	119	(119)	1.98

Balance at March 31, 2004	1,332	168	$1.58
Granted	(192)	192	1.28
Exercised	27	(27)	0.72
Forfeitures	4	(4)	3.29

Balance at March 31, 2005	1,171	329	$1.27
Granted	(174)	174	1.62
Exercised	22	(22)	1.14
Forfeitures	13	(13)	1.48

Balance at March 31, 2006	1,032	468	$1.40

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

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except per share amounts):

	Options Outstanding
		Weighted			Options Exercisable
		Average	Weighted			Weighted
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
	Number	Life	Price per	Intrinsic	Number	Price per	Intrinsic
Range of Exercise Prices	Outstanding	(in Years)	Share	Value	Exercisable	Share	Value

$0.12 - $1.20	694	6.77	$0.63	$1,520	512	$0.55	$1,162
$1.27 - $1.27	1,000	5.67	1.27	1,550	1,000	1.27	1,550
$1.35 - $1.35	25	8.96	1.35	37	13	1.35	19
$1.39 - $1.39	1,764	6.25	1.39	2,523	50	1.39	72
$1.42 - $1.47	1,052	8.47	1.44	1,452	437	1.45	599
$1.50 - $1.57	936	7.64	1.55	1,189	585	1.55	743
$1.67 - $2.08	780	8.16	1.79	803	307	1.73	335
$2.10 - $2.63	834	8.23	2.43	325	295	2.33	145
$2.82 - $9.00	408	3.62	5.24	—	207	7.57	—
$11.00 - $11.00	30	4.33	11.00	—	30	11.00	—

$0.12 - $11.00	7,523	6.98	$1.73	$9,398	3,436	$1.83	$4,624

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.82 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their vested options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 3.2 million. As of March 31, 2005, 3.1 million outstanding options were exercisable, and the weighted average price was $1.98.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable SARS as of March 31, 2006 (in thousands, except per share amounts):

	SARS Outstanding
		Weighted			SARS Exercisable
		Average	Weighted			Weighted
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
	Number	Life	Price per	Intrinsic	Number	Price per	Intrinsic
Range of Prices	Outstanding	(in Years)	Share	Value	Exercisable	Share	Value

$0.50 - $0.50	33	3.35	$0.50	$77	31	$0.50	$72
$1.20 - $1.20	108	8.60	1.20	175	38	1.20	62
$1.38 - $1.38	71	3.34	1.38	102	25	1.38	36
$1.39 - $1.39	60	3.08	1.39	86	—	—	—
$1.45 - $1.45	1	6.08	1.45	1	1	1.45	1
$1.57 - $1.57	57	7.50	1.57	71	32	1.57	40
$1.65 - $1.65	15	5.03	1.65	18	15	1.65	18
$1.67 - $1.67	10	6.01	1.67	12	10	1.67	12
$1.74 - $1.74	113	4.67	1.74	122	2	1.74	2
$2.10 - $2.10	—	5.32	2.10	—	—	2.10	—

$0.50 - $2.10	468	5.47	$1.40	$663	154	$1.25	$242

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

Total For the
Year Ended
March 31,
2006

Stock-based compensation expense included in cost of sales	$79

Research and development	766
Sales and marketing	557
General and administrative	649

Stock-based compensation expense included in operating expense	1,972

Stock-based compensation expense related to employee stock options, employee stock purchases and stock appreciation rights	$2,051

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The application of SFAS 123(R) had the following effect on reported loss from operations, net loss and earnings per share for the fiscal year ended March 31, 2006 relative to amounts that would have been reported had SFAS 123® not been adopted:

	For the Year Ended March 31, 2006
	(Restated)
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported

Loss from operations	$(7,931)	$(2,051)	$(9,982)
Net loss	$(7,529)	$(2,051)	$(9,580)
Basic and diluted net loss per share	$(0.32)	$(0.09)	$(0.41)
Net cash used in operating activities	$(8,449)	—	$(8,449)
Net cash provided by investing activities	$12,797	—	$12,797
Net cash provided by financing activities	$29	—	$29

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal Year Ended March 31, 2005

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

Revenues to significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Year Ended March 31,
	2006	2005	2004
	Restated

Customer A	16%	*	*
Customer B	13%	34%	12%
Customer C	10%	*	*
Customer D	*	17%	15%
Customer E	*	10%	*

(* = less than 10%)

Revenues by product family as a percentage of revenue for the respective periods are summarized as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
Product Family	2006	2005	2004
	Restated

5700 TrueView	23%	7%	—
5600 TrueView	29%	1%	—
5300 CyberPro	6%	38%	16%
5200 CyberPro	27%	46%	28%
5000 CyberPro	6%	7%	42%
2000 CyberPro	—	—	4%
NRE and other	10%	1%	10%

	100%	100%	100%

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

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006 and 2005, accounts receivable were concentrated with customers as follows:

	March 31,
	2006	2005

Customer A	24%	*
Customer B	17%	27%
Customer C	11%	20%
Customer D	11%	*
Customer E	*	16%
Customer F	*	27%

(* = less than 10%)

The following is a summary of activities in allowance for doubtful accounts and returns (in thousands):

	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Write-offs	End of Period

Year Ended March 31, 2006 Allowance for doubtful accounts	$120	$(110)	$—	$10
Year Ended March 31, 2005 Allowance for doubtful accounts	$3	$117	$—	$120
Year Ended March 31, 2004 Allowance for doubtful accounts	$50	$15	$62	$3

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

The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Year Ended March 31,
	2006	2005	2004
	Restated

United States	20%	11%	24%
Europe	14%	34%	24%
China	40%	13%	18%
Japan	25%	20%	15%
Korea	*	10%	*

(* Less than 10%)

Note 11.	Commitments and Contingencies

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

Future payments due under operating leases as of March 31, 2006 are as follows (in thousands):

	Notes	Operating
Fiscal Year	Payable	Leases	Total

2007	$550	$320	$870
2008	225	203	428
2009	—	31	31

Total minimum payments	775	554	1,329

Less: Amount representing interest	(23)

Present value of minimum payments	752
Less: Current portion	(541)

Long-term portion	$211

Note 12.	Quarterly Information (Unaudited)

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)
Quarterly Financial Data:	Restated	Restated

Fiscal 2006:
Revenues	$802	$1,935	$1,755	$1,108
Gross margin	$754	$1,029	$794	$498
Net (loss)	$(3,090)	$(2,027)	$(2,421)	$(2,042)
Basic and diluted net (loss) per share	$(0.13)	$(0.09)	$(0.10)	$(0.09)

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Fiscal 2005:
Revenues	$1,046	$1,090	$617	$528
Gross margin	$493	$501	$266	$236
Net (loss)	$(2,937)	$(1,580)	$(1,598)	$(1,525)
Basic and diluted net (loss) per share	$(0.13)	$(0.07)	$(0.07)	$(0.07)

The Company made the following adjustments in the fourth quarter of fiscal year 2006.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company recorded additional compensation expense of $445,000 for cash settled stock appreciation rights that are issued to employees of the Company’s foreign operations to correct errors in the calculation of the total liability under SFAS 123(R).

•	The Company recorded a reduction of $377,000 to its bad debt reserve related to accounts receivable that were previously considered uncollectible but were subsequently collected.

•	The Company recorded a reduction of $145,000 to its warranty reserve. The Company did not experience previously anticipated warranty costs and returns related to new product introductions.

Note 13.	Restatement

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal year ended March 31, 2006 and for the quarter ended December 31, 2005. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which subsequently indicated that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-K for the fiscal year ended March 31, 2006 with amounts adjusted for the restatement.

	Year Ended March 31, 2006
	(In thousands, except per share amounts)
	As
	Previously
	Reported	Adjustments		As Restated

Revenues:
Product sales	$7,767	$(2,733	)(1)	$5,034
Non-recurring charges/reimbursements	566			566

Total revenues	8,333	(2,733)		5,600

Cost of revenues:
Product sales	3,805	(1,284	)(2)	2,521
Non-recurring charges/reimbursements	5			5

Total cost of revenues	3,810	(1,284)		2,526

Gross profit	4,523	(1,449)		3,074

Operating expenses:
Research and development	6,065			6,065
Sales and marketing	3,301	(274	)(3)	3,027
General and administrative	3,964			3,964

Total operating expenses	13,330	(274)		13,056

Operating loss	(8,807)	(1,175)		(9,982)

Other income (expense), net:
Interest income	606			606
Interest expense	(204)			(204)
Sale of software business	—			—

Other income (expense), net	402	—		402

Income (loss) before taxes	(8,405)	(1,175)		(9,580)
Income taxes	—	—		—

Net income (loss) after taxes	$(8,405)	$(1,175)		(9,580)

Basic and diluted net income (loss) per share:	$(0.36)	$(0.05)		$(0.41)

Shares used in computing basic net income (loss) per share	23,471	23,471		23,471

Shares used in computing diluted net income (loss) per share	23,471	23,471		23,471

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006
	(In thousands)
	As previously	Current Year		As
	Reported	Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$8,455			$8,455
Short-term investments	4,502			4,502
Accounts receivable, net	3,662			3,662
Inventories	2,601			2,601
Deferred cost of goods sold	—	1,284(2)		1,284
Other current assets and prepaid expenses	902			902

Total current assets	20,122	1,284		21,406
Property and equipment, net	928			928
Other assets	303			303

Total assets	$21,353	$1,284		$22,637

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$802			$802
Accrued liabilities and other	2,600	(273	)(3)	2,327
Short-term portion of notes payable	541			541
Deferred revenue	—	2,733(1)		2,733
Cash settled stock appreciation rights	566			566

Total current liabilities	4,509	2,460		6,969
Long-term portion of notes payable	211			211

Total liabilities	4,720	2,460		7,180

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,466 and 23,171 shares outstanding, respectively	24			24
Additional paid-in-capital	95,395			95,395
Accumulated comprehensive income (loss)	28			28
Accumulated deficit	(78,064)	(1,176)		(79,240)
Treasury stock	(750)			(750)

Total stockholders’ equity	16,633	(1,176)		15,457

Total liabilities and stockholders’ equity	$21,353	$1,284		$22,637

(1)	Reflects the deferral of revenue

(2)	Reflects the COGS adjustment related to (1) above

(3)	Reflects the adjustment of accrued sales commissions as a result of (1) above

The accompanying notes are an integral part of these consolidated financial statements.

Item 9A.	Controls and Procedures

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

In the first fiscal quarter of fiscal 2007, the Company began implementing and fully intends to implement accounting procedures designed to correct the deficiency in accounting for cash settled stock appreciation rights (SARS).

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

Management also identified a material weakness relating to lack of technical accounting and financial reporting expertise within the Company’s accounting and finance function. As of March 31, 2006, the Company did not have sufficient technical accounting and financial reporting expertise to sufficiently address the revenue recognition issues which have resulted in a restatement of the consolidated financial statements for the fiscal year ended March 31, 2006.

In October 2006 the Company hired a new CFO who has taken steps to improve the technical accounting and financial reporting expertise within the accounting and finance function.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K with regards to the Company’s system of determining stock based compensation expense for cash settled SARS and lack of technical accounting and financial reporting expertise.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TVIA, INC.

Date: November 22, 2006

By	/s/ ELI PORAT
Eli Porat
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ELI PORAT Eli Porat	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	November 22, 2006

/s/ KEITH P. YEE Keith Yee	Vice President, Finance and Chief Financial Officer	November 22, 2006

/s/ JAMES BUNKER* James Bunker	Director	November 22, 2006

/s/ R. DAVID DICIOCCIO* R. David Dicioccio	Director	November 22, 2006

/s/ DR. BAICHUAN DU* Dr. Baichuan Du	Director	November 22, 2006

/s/ YVES FAROUDJA* Yves Faroudja	Director	November 22, 2006

/s/ MARK MANGIOLA* Mark Mangiola	Director	November 22, 2006

/s/ TOM OSWOLD* Tom Oswold	Director	November 22, 2006

By: /s/ *ELI PORAT Eli Porat	Attorney-in-fact	November 22, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Porat and Keith Yee, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TOM OSWOLD Tom Oswold	Director	November 22, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (Incorporated by reference to the exhibit of the same number in the Registrant’s Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.1#	Amended and Restated 1999 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.2#	Amended and Restated 2000 Stock Incentive Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10	.3#	Amended and Restated 2000 Employee Stock Purchase Plan of Tvia, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-30539)).
10.4		Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.5		UMC Wafer Foundry Standard Terms and Conditions (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.6#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10	.7#	Confidential Severance Agreement and Change Status Release dated March 11, 2005 by and between the Company and Kenny Liu (incorporated by reference to Form 8-K, filed March 15, 2005) (File No. 0-30539)
10.8		Multi-Tenant Single-Building Modified-Net Lease dated October 27, 1995 between Koll/Intereal Bay Area and Integraphics System, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.9		First Amendment to Lease Agreement dated January 15, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.10		Second Amendment to Lease Agreement dated May 6, 1999 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.11		Third Amendment to Lease Agreement dated June 27, 2003 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.12		Fourth Amendment to Lease Agreement dated June 7, 2004 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
10.13		Fifth Amendment to Lease Agreement dated May 17, 2005 between Koll/Intereal Bay Area and IGS Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).

Exhibit
Number		Description of Document

10	.14#	Option Agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.15#	Option agreement between the Company and Eli Porat dated November 30, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001).
10	.16#	Agreement and Release of Claims by and between the Company and Jack Guedj dated January 31, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (previously filed)
24.2		Power of Attorney (See page 59)
31.1		Rule 13a-14(a) certification of Chief Executive Officer
31.2		Rule 13a-14(a) certification of Chief Financial Officer
32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32	.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contact or compensatory plan or arrangement.

†	Confidential treatment has been requested or granted with respect to certain portions of these agreements.