Form 10-Q/A
period 2006-06-30
TVIA INC
filed 2006-11-22
CIK 1109279

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
TVIA, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
Item 1A: Risk Factors
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

Tvia, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2006 (the “Original Filing”).

As previously disclosed in our Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, the Company’s Board of Directors, upon the recommendations of management and the Audit Committee of the Board of Directors, and with the concurrence of the Company’s independent registered public accounting firm, BDO Seidman, LLP, concluded on November 15, 2006 that the Company would need to restate historical financial statements for the fiscal year ended March 31, 2006 and for the quarters ended December 31, 2005 and June 30, 2006. Historically, the Company has recognized revenue when its products are delivered to distributors or manufacturers based upon contract terms that generally provide for no returns. The restatements arose because of the Company’s subsequent inability to timely collect, or enforce payment terms with respect to, sales to certain of its customers in Asia, which now indicates that revenue recognition upon shipment is not the appropriate revenue recognition for such sales. Furthermore, as part of the restatement process, the Company adjusted the accrual for sales commissions based upon the restated revenue numbers. This amendment is being filed to restate the consolidated financial statements for the fiscal quarter ended June 30, 2006.

A discussion of the restatement is set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 to the Consolidated Financial Statements included in this Amendment No. 1 on Form 10-Q/A. Changes have also been made to the following items in this Amendment No. 1 on Form 10-Q/A as a result of the restatement:

Part I

•	Item 1. “Financial Statements”

•	Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Item 4. “Controls and Procedures”

Part II

•	Item 1A. “Risk Factors”

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

i

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	Restated	Restated

ASSETS
Current assets:
Cash and cash equivalents	$4,767	$8,455
Investments	3,995	4,502
Accounts receivable, net	7,436	3,662
Inventories, net	2,058	2,601
Deferred cost of goods sold	3,751	1,284
Other current assets and prepaid expenses	656	902

Total current assets	22,663	21,406
Property and equipment, net	1,244	928
Other assets	303	303

Total assets	$24,210	$22,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$778	$802
Accrued liabilities and other	1,758	2,327
Short-term portion of notes payable	462	541
Deferred revenue	6,732	2,733
Cash settled stock appreciation rights	904	566

Total current liabilities	10,634	6,969
Long-term portion of notes payable	—	211

Total liabilities	10,634	7,180

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; and 23,916 and 23,866 shares outstanding, respectively	24	24
Additional paid-in-capital	95,923	95,395
Accumulated other comprehensive income	36	28
Accumulated deficit	(81,657)	(79,240)
Treasury stock: 204,400 shares	(750)	(750)

Total stockholders’ equity	13,576	15,457

Total liabilities and stockholders’ equity	$24,210	$22,637

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	June 30,
	2006	2005
	Restated
	(In thousands, except per share amounts)
	(Unaudited)

Revenues	$1,072	$1,108
Cost of revenues	50	610

Gross profit	1,022	498

Operating expenses:
Research and development	1,551	1,282
Sales and marketing	997	542
General and administrative	1,124	814

Total operating expenses	3,672	2,638

Operating loss	(2,650)	(2,140)

Cumulative effect for forfeiture rate change	121	—
Other income, net	112	98

Net loss	$(2,417)	$(2,042)

Basic and diluted net loss per share	$(0.10)	$(0.09)

Shares used in computing basic and diluted net loss per share	23,901	23,191

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	June 30,
	2006	2005
	Restated
	(In thousands)
	(Unaudited

Cash Flows from Operating Activities:
Net (loss)	$(2,417)	$(2,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	253	332
Net Gain on the Sale of Assets	2	—
Change in inventory reserve	(31)	64
Stock compensation expense — equity plans	477	280
Changes in operating assets and liabilities:
Accounts receivable	(3,774)	(426)
Inventories	574	(346)
Deferred cost of sales sold	(2,467)	—
Other current assets and prepaid expenses	150	(31)
Other long-term assets	(47)
Accounts payable	(24)	130
Accrued liabilities and others	(569)	(573)
Deferred revenue	3,999	—
Cash settled stock appreciation rights	338	—

Net cash used in operating activities	(3,536)	(2,612)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,483)	(2,240)
Proceeds from sale of available-for-sale investments	3,000	6,650
Purchase of property and equipment	(435)	(19)

Net cash provided by investing activities	82	4,391

Cash Flows from Financing Activities:
Repayments of notes payable	(284)	(115)
Proceeds from issuance of common stock	50	107

Net cash used in financing activities	(234)	(8)

Net increase (decrease) in cash and cash equivalents	(3,688)	1,771
Cash and cash equivalents at beginning of period	8,455	4,078

Cash and cash equivalents at end of period	$4,767	$5,849

Supplemental Cash Flow Information:
Interest paid	$16	$10

The accompanying notes are an integral part of these consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	INTERIM STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	For the Three Months Ended June 30
	2006	2005
	Restated

Net loss	$(2,417)	$(2,042)
Change in unrealized gain on available-for-sale-investments	8	44

Comprehensive loss	$(2,409)	$(1,998)

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

	For the Three Months Ended June 30
	2006	2005
	Restated

Net loss	$(2,417)	$(2,042)
Weighted average shares used in computing basic and diluted net loss per share	23,901	23,191

Basic and diluted net loss per share	$(0.10)	$(0.09)

Options and warrants excluded from the computation of diluted net loss per share	7,437	6,833

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

85Note 4.	Balance Sheet Components (in thousands)

	June 30,	March 31,
	2006	2006
	Restated	Restated

Accounts receivable, net
Trade receivables	$7,446	$3,672
Less: Allowance for doubtful accounts	(10)	(10)

	$7,436	$3,662

Inventories (net of reserves):
Work in process	$1,621	$1,716
Finished goods	437	885

	$2,058	$2,601

Property and equipment, net:
Furniture and fixtures	$188	$175
Machinery and equipment	3,465	3,123
Software	3,019	2,943

	6,672	6,241
Less: Accumulated depreciation and amortization	(5,428)	(5,313)

	$1,244	$928

For the three months ended June 30, 2006 and 2005, depreciation expense was $115 and $212, respectively.
Accrued liabilities and others:
Accrued compensation costs	$857	$1,203
Accrued audit and legal	148	193
Accrued inventory	454	777
Other	299	154

	$1,758	$2,733

Note 5.	Short-term Investments

The value of the Company’s investments by major security type is as follows:

	Mature Less Than 12 Months
	Cost	Aggregate	Unrealized
	Value	Fair Value	Gain/(Loss)
	(In thousands)

As of June 30, 2006
U.S. Corporate and Bank Debt	$3,996	$3,995	$(1)

As of March 31, 2006
U.S. Corporate and Bank Debt	$4,505	$4,502	$(3)

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 6.	Certain Risks

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

Significant customers

Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	Restated

Customer A	19%	*
Customer B	19%	*
Customer C	17%	*
Customer D	14%	*
Customer E	*	33%
Customer F	*	14%
Customer G	*	12%

(* = less than 10%)

Revenue by product

Revenues by product family as a percentage of revenue for the respective periods are summarized as follows:

	For the Three Months Ended
	June 30,
Product Family	2006	2005
	Restated

5700 TrueView	14%	15%
5600 TrueView	37%	30%
5300 CyberPro	—	3%
5200 CyberPro	38%	34%
5000 CyberPro	3%	17%
NRE and other	8%	1%

	100%	100%

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table summarizes revenues by geographic area as a percentage of total revenues:

	For the Three Months Ended
	June 30,
	2006	2005
	Restated

China	28%	54%
Europe	20%	*
Japan	19%	*
United States	27%	20%
Taiwan	*	12%

(* = less than 10%)

Note 8.	Commitments and Contingencies

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

Because of the nature of litigation, the outcome is unpredictable. The Company may obtain a judgment in its favor but an adverse ruling is also possible. The Company believes it has meritorious defenses to Silvaco’s claims, but if an adverse ruling results, Tvia’s potential liability would likely be equivalent to a reasonable royalty and/or the value of the benefits received from its use of the software. Such a judgment is anticipated to range from $0 to $300,000, depending upon factual variables which are presently uncertain.     .

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

Future payments due under its leasing arrangements as of June 30, 2006 are as follows (in thousands):

	Notes	Operating
Fiscal Year	Payable	Leases	Total

2007	$250	$249	$499
2008	225	206	431
2009	—	32	32

Total minimum payments	475	$487	$962
Less: Amount representing interest	(13)

Present value of minimum payments	462
Less: Current portion	(462)

Long-term portion	$—

Note 9.	Restatement

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

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006 with amounts adjusted for the restatement.

	Three Months Ended June 30, 2006
	As Previously
	Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Revenues	$5,071	$(3,999	)(1)	$1,072
Cost of revenues	2,518	(2,468	)(2)	50

Gross profit	2,553	(1,531)		1,022

Operating expenses:
Research and development	1,551			1,551
Sales and marketing	1,397	(400	)(3)	997
General and administrative	1,124			1,124

Total operating expenses	4,072	(400)		3,672
Operating loss	(1,519)	(1,131)		(2,650)

Cumulative effect for forfeiture rate change	121			121
Other income, net	112			112

Net loss	$(1,286)	$(1,131)		$(2,417)

Basic and diluted net loss per share:	$(0.05)	$(0.05)		$(0.10)

Shares used in computing basic and diluted net loss	23,901	23,901		23,901

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	June 30, 2006
		Cumulative
	As	Effect of Prior	Current
	previously	Period	Quarter		As
	Reported	Adjustments	Adjustments		Restated
		(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,767				$4,767
Short-term investments	3,995				3,995
Accounts receivable, net	7,436				7,436
Inventories	2,058				2,058
Deferred cost of goods sold	—	1,284	2,467	(2)	3,751
Other current assets and prepaid expenses	656				656

Total current assets	18,912	1,284	2,467		22,663
Property and equipment, net	1,244				1,244
Other assets	303				303

Total assets	$20,459	$1,284	$2,467		$24,210

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$778				$778
Accrued liabilities and other	2,431	(273)	(400	)(3)	1,758
Short-term portion of notes payable	462				462
Deferred revenue		2,733	3,999	(1)	6,732
Cash settled stock appreciation rights	904				904

Total current liabilities	4,575	2,460	3,599		10,634
Long-term portion of notes payable	—				—

Total liabilities	4,575	2,460	3,599		10,634

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value: 125,000 shares authorized; 23,916 and 23,866 shares outstanding, respectively	24				24
Additional paid-in-capital	95,923				95,923
Accumulated comprehensive income (loss)	36				36
Accumulated deficit	(79,349)	(1,176)	(1,132)		(81,657)
Treasury stock	(750)				(750)

Total stockholders’ equity	15,884	(1,176)	(1,132)		13,576

Total liabilities and stockholders’ equity	$20,459	$1,284	$2,467		$24,210

(1)	Reflects the deferral of revenue

(2)	Reflects the COGS adjustment related to (1) above

(3)	Reflects the adjustment of accrued sales commissions as a result of (1) above

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our amended Form 10-K/A as filed with the Securities and Exchange Commission.

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relates to future periods and are subject to risks and uncertainties. Forward-looking statements include our beliefs with respect to the factors that may impact our gross margins, the reasons for and extent of our restatement, what we believe comprise our critical accounting policies, and significant judgments and estimates, the attributes of digital television and our products, the benefits customers derive from using our products, the potential growth of the digital television market, our levels of spending on research and development and the success of any future products or product enhancements, the factors that impact sales of our products, how long our existing cash reserves will last, our expectations regarding future expense levels, the amount of stock based compensation expense in future periods and the impact of recent accounting pronouncements on our business. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variations in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic and international economic and political conditions; the impact of and costs associated with litigation; our ability to recognized previously deferred revenue; and other factors and risks discussed in “Risk Factors” and elsewhere in this Quarterly Report, our 10-K/A and our other Tvia filings with the Securities and Exchange Commission.

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

Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 73% and 80% of our total revenues for the three months ended June 30, 2006 and June 30, 2005, respectively, were derived from customers located outside the United States. Our top five customers, including distributors, accounted for 76% and 76% of total revenues in the three months ended June 30, 2006 and June 30, 2005, respectively.

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

We have sustained operating losses on a quarterly and annual basis since inception in 1993. As of June 30, 2006, we had an accumulated deficit of approximately $81.7 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. Due to an increase in demand in the digital television market we anticipate higher revenues for at least the next several quarters as compared to the same periods in the prior fiscal year. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have offices in Shenzhen and Beijing, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition. Critical accounting policies and estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include those regarding (1) revenue recognition; (2) valuation of accounts receivable; (3) valuation of inventories; (4) impairment of long-lived assets; and (5) stock-based compensation valuation assumptions. Refer to the Company’s Annual Report on amended Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2006 where critical accounting policies and estimates are more fully discussed.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	For the Three Months Ended
	June 30,
	2006	2005
	Restated

Revenues	100%	100%
Cost of revenues	5%	55%

Gross profit	95%	45%
Operating expenses:
Research and development	144%	116%
Sales and marketing	93%	49%
General and administrative	105%	73%

Total operating expenses	342%	238%

Operating loss	(247)%	(193)%
Cumulative effect for forfeiture rate change	11%	—
Interest income	10%	9%

Net loss	(226)%	(184)%

Revenues.  Revenues for the three months ended June 30, 2006 and June 30, 2005 were $1.1 million.

Gross margin.  Gross margin was 95% for the three-month period ended June 30, 2006 and 45% for the period ended June 30, 2005. The improvement in gross margins was primarily due to higher testing yields and increased productivity partially offset by lower average selling prices. Gross margin relating to revenues that were deferred was adversely impacted by one large transaction that yielded a lower margin. Other factors affect our profit margin, including, but not limited to, revenue growth, product mix, the position of our products in their respective life cycles, and development contracts and other revenues.

Research and development.  Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Our research and development expenses reflect our continuing efforts to develop and bring to market innovative and cost effective semiconductors that process the rich media content available on the internet and the broadband network. Research and development expenses were $1.6 million and $1.3 million in the three-months ended June 30, 2006 and 2005, respectively. As a percentage of total revenues they were 144% and 116% The increase in research and development expenses in absolute dollars is due primarily to an increase in stock compensation expense of $0.4 million and $0.1 million in salary related expenses for the addition of staff in China. Our research and development activities in the People’s Republic of China provide software and application specific integrated circuit development support to our domestic operations. The costs of our research and development activities in China are substantially lower than the costs of our research and development activities in Santa Clara, California. In the foreseeable future, we expect research and development expenses in absolute dollars to be higher.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses were $1.0 million and $0.5 million in the three months ended June 30, 2006 and 2005, respectively. Sales and marketing expenses as a percentage of total revenues were 93% and 49% in the three months ended June 30, 2006 and 2005, respectively. The increase in sales and marketing expenses in absolute dollars for the three months ended June 30, 2006 as compared to the same period of the prior fiscal year is primarily due to higher payroll-related expenses of $0.2 million for added staff in the China design center and $0.2 million for stock compensation expense. In the foreseeable future, we expect sales and marketing expenses in absolute dollars to be higher.

General and administrative.  General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses were $1.1 million and $0.8 million in the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses as a percentage of total revenues were 105% and 73%, respectively. The increase in general and administrative expenses in absolute dollars for the three months ended June 30, 2006 as compared to the same period of the prior fiscal year is primarily due to an increase in payroll-related expenses of $0.1 million and an increase of $0.1 million in stock compensation expense. The remainder of the change is comprised of increases in accounting fees, professional and legal fees and IT expansion expenses totaling $0.1 million. In the foreseeable future, we expect general and administrative expenses in absolute dollars to be higher.

Cumulative effect for forfeiture rate change.  The stock based compensation expense of $0.7 million reported in the quarter ended June 30, 2006 includes a cumulative adjustment of $0.1 million for a change in the forfeiture rate. The adjustment resulted in a reduction of expense in the quarter.

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

Liquidity and Capital Resources

During the three months ended June 30, 2006, we used $3.5 million of cash and cash equivalents in our operating activities as compared to $2.6 million during the three months ended June 30, 2005. Cash used in operations during the three months ended June 30, 2006 resulted primarily from a net loss of $2.4 million, an increase in accounts receivable of $3.8 million and an increase in deferred cost of goods sold of $2.5 million partially offset by an increase of deferred revenue of $4.0 million and a decrease in inventories of $0.5 million. This increase in receivables reflects the timing of shipments during the period and the extended payment terms offered to certain key customers. This trend is expected to continue as we compete with the terms offered by our competition. The majority of our business is in Asia where the payment terms are generally longer than standard terms in the United States.

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

As of June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at June 30, 2006 and 2005 was $12.0 million and $15.6 million, respectively.

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

Management also identified a material weakness relating to lack of technical accounting and financial reporting expertise within the Company’s accounting and finance function. As of June 30, 2006, the Company did not have sufficient technical accounting and financial reporting expertise to sufficiently address the revenue recognition issues which have resulted in a restatement of the consolidated financial statements for the fiscal year ended March 31, 2006 and quarters ended December 31, 2005 and June 30, 2006.

In October 2006 the Company hired a new CFO who has taken steps to improve the technical accounting and financial reporting expertise within the accounting and finance function.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q with regards to the Company’s system of determining stock based compensation expense for cash settled SARS and lack of technical accounting and financial reporting expertise.

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

PART II: OTHER INFORMATION

Item 1A:  Risk Factors

Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: continuing losses; a slow down in the DTV market; a relatively small number of customers; an increase in operating expenses; long product development process and sales cycles; failure to successfully develop, introduce and sell new products; fluctuations in operating results; our highly competitive industry; dependence on two independent foundries to manufacture our products; periods of semiconductor oversupply; the need to qualify new independent foundries for any of our products; high costs associated with correcting errors or defects in our semiconductors; high costs associated with correcting bugs or defects in our software; political and economic risks in connection with having a majority of our sales to customers outside of the United States; recession or other cyclical effects in the industries to which we sell our products; strains on our business and operations resulting from rapid growth; dependence on key personnel; pressure from strategic relationships to expend significant resources without guarantees that our endeavors will be profitable; dependence on third-party subcontractors for assembly of our semiconductors; political instability in the People’s Republic of China or Taiwan; use of our intellectual property and proprietary rights by competitors; intellectual property infringement claims; and regulation of our customers’ products. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our amended Form 10-K/A filed with the Securities and Exchange Commission. There are no material changes to the risk factors described in the Form 10-K/A.

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