Form 10-Q
period 2006-09-30
TVIA INC
filed 2006-11-22
CIK 1109279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

(408) 327-8000
Registrant’s telephone number, including area code

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

As of October 31, 2006 there were 30,120,954 shares of Common Stock, $0.001 par value, issued and outstanding.

TVIA, INC. AND SUBSIDIARY

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
		Restated
	(In thousands)
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$12,947	$8,455
Investments	4,431	4,502
Accounts receivable, net	6,557	3,662
Inventories, net	2,446	2,601
Deferred cost of goods sold	3,633	1,284
Prepaid expenses and other current assets	639	902

Total current assets	30,653	21,406
Property and equipment, net	1,381	928
Other assets	215	303

Total assets	$32,249	$22,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$841	$802
Accrued and other liabilities	2,003	2,327
Short-term portion of capitalized lease obligation	343	541
Deferred revenue	6,498	2,733
Cash settled stock appreciation rights	130	566

Total current liabilities	9,815	6,969
Long-term portion of capitalized lease obligation	—	211

Total liabilities	9,815	7,180

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock	30	24
Additional paid-in-capital	109,932	95,395
Accumulated other comprehensive income	43	28
Accumulated deficit	(86,821)	(79,240)
Treasury stock	(750)	(750)

Total stockholders’ equity	22,434	15,457

Total liabilities and stockholders’ equity	$32,249	$22,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

Revenues	$731	$1,755	$1,803	$2,863
Cost of revenues	1,679	961	1,729	1,569

Gross profit	(948)	794	74	1,294

Operating expenses:
Research and development	1,645	1,252	3,196	2,535
Sales and marketing	484	722	1,481	1,263
General and administrative	2,224	1,354	3,348	2,168

Total operating expenses	4,353	3,328	8,025	5,966
Operating loss	(5,301)	(2,534)	(7,951)	(4,672)
Cumulative effect for forfeiture rate change	—	—	121	—
Interest income, net	137	113	249	211

Net loss	$(5,164)	$(2,421)	$(7,581)	$(4,461)

Basic and diluted net loss per share:	$(0.20)	$(0.10)	$(0.30)	$(0.19)

Shares used in computing basic and diluted net loss per share	26,237	23,398	25,214	23,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated	Treasury	Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Stock	Equity
	(In thousands, except share data)

Restated Balance at March 31, 2006	23,865,851	$24	$95,395	$28	$(79,240)	$(750)	$15,457
Issuance of Common stock from exercises of stock options	1,272,603	1	1,840				1,841
Issuance of Common stock and warrants from PIPE financing	4,770,000	5	11,920				11,925
Cost of PIPE financing			(830)				(830)
Unrealized gain on available-for-sale investments				15			15
Stock compensation — equity plans			1,607				1,607
Net loss					(7,581)		(7,581)

Balance at September 30, 2006	29,908,454	$30	$109,932	$43	$(86,821)	$(750)	$22,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(7,581)	$(4,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	569	649
Stock compensation expense — equity plans	1,607	671
Stock issued in settlement of lawsuit	—	120
Provision for excess and obsolete inventory	1,433	—
Changes in assets and liabilities:
Accounts receivable	(2,895)	(1,199)
Inventories	(1,278)	(689)
Deferred cost of goods sold	(2,349)	—
Prepaid expenses and other current assets	37	(50)
Other assets	41	—
Accounts payable	39	580
Accrued and other liabilities	(324)	(264)
Deferred revenue	3,765	—
Cash settled stock appreciation rights	(436)	—

Net cash used in operating activities	(7,372)	(4,643)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(6,914)	(7,482)
Proceeds from sale of available-for-sale investments	7,000	14,126
Purchase of property and equipment	(749)	(312)

Net cash (used in)/provided by investing activities	(663)	6,332

Cash Flows from Financing Activities:
Repayments of capital lease obligation	(409)	(230)
Proceeds from issuance of common stock from exercise of options	1,841	313
Proceeds from PIPE financing, net of costs	11,095	—

Net cash provided by financing activities	12,527	83

Net increase in cash and cash equivalents	4,492	1,772
Cash and cash equivalents at beginning of period	8,455	4,078

Cash and cash equivalents at end of period	$12,947	$5,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of Tvia, Inc. (the “Company”) and its wholly owned Chinese subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A. Operating results for the three and six months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.

NOTE 2.	SUMMARY OF SIGNIFICANT POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended March 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A.

Revenue Recognition

Revenues.

End Users Sales: The Company recognizes revenue from product sales to end users when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally determined by specific identification of payment terms and the ability of the customer to meet the terms.

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

Customer Acceptance Requirements or Significant Obligations — The Company may agree to recognize customer acceptance criteria if documented on the purchase order. If these criteria are included in the arrangement, then the Company will not recognize revenue until all documented customer acceptance requirements or significant obligations are completed.

New Product Acceptance — When the Company launches a new product, the revenue is deferred until the Company can demonstrate that the new product has been placed into production by the end user. If written documentation cannot be obtained from the end user or distributor, then acceptance can be assumed when multiple orders of the new product have shipped.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 requires that both a balance sheet and an income statement approach be used when quantifying and evaluating the materiality of a misstatement on the financial statements. The provisions of SAB 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

NOTE 3.	STOCKHOLDERS’ EQUITY

Common Stock and Warrants

On August 25, 2006, the Company completed a private placement of 4,770,000 units consisting of newly-issued shares of common stock and warrants to selected institutional investors (“Investors”) for gross proceeds of approximately $11.9 million, before placement fees and offering expenses. The units were priced at $2.50 per share. As part of the transaction, the Investors’ received five year warrants to purchase, in the aggregate, 1,669,500 additional shares of common stock with an exercise price of $3.50 per share, subject to adjustment in certain circumstances. The fair value ascribed to the warrants, and included in additional paid in capital, was

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

estimated to be approximately $3.3 million using the Black-Scholes model with the following assumptions: stock price of $3.06, exercise price of $3.50, expected term of 5 years, volatility of 79.8%, yield of 0%, and risk free interest rate of 4.88%. The Company intends to use the net proceeds from this private placement to fund its growth.

In connection with the private placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, Tvia agreed to register the shares of common stock sold to the Investors. The Company agreed to file with the SEC a resale registration statement with respect to this registration within 45 days after closing. The Company also agreed to make pro-rata liquidated damages payments to each Investor if certain of its obligations under the Registration Rights Agreement are not met. As of October 10, 2006 the Company had not met the 45 day filing requirement and made pro-rata liquidated damages payments to investors of $119,250 or 1.0% of the aggregate investment amount. The Company subsequently failed to meet the next deadline (November 9, 2006) which followed a month later and has accrued an additional $119,250 payable to investors. All shares and warrants issued to the investor are classified as equity instruments.

Stock-Based Compensation

Stock-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by the Board of Directors (or management with relevant authority). The substantial majority of granted awards are stock options and stock appreciation rights (SARS) that vest annually in equal amounts over a four-year period and all have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Generally, the Company recognizes compensation expense for awards over the four-year vesting period.

During the quarter ended September 30, 2006, the Company recorded a stock-based compensation charge of $980,000 related to a modification for option grants previously granted to the Company’s former Chief Executive Officer. The modification allowed for continued vesting of the options and extended the deadline by which these options could be exercised. This resulted in an immediate charge for incremental compensation expense on both vested awards and awards which would vest under the arrangement. The charge was computed using the Black-Scholes model with the following assumptions: stock price of $3.13, volatility of 87%, yield of 0%, risk free interest rate of 5.13% and term of 0.5 years.

The following table shows total stock-based compensation expenses included in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 (in thousands):

			Six Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of sales	$(10)	$23	$20	$36
Research and development	(43)	130	450	222
Sales and marketing	(285)	84	(78)	140
General and administrative	1,040	153	1,215	273

	$702	$390	$1,607	$671

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 4.  INVENTORY

Inventory consists of (in thousands):

	September 30,	March 31,
	2006	2006

Work in process	$1,082	$1,716
Finished goods	1,364	885

	$2,446	$2,601

NOTE 5.	ACCRUED AND OTHER LIABILITIES

Accrued other liabilities consist of (in thousands):

	September 30,	March 31,
	2006	2006
		Restated

Accrued compensation costs	$950	$1,203
Accrued engineering fees	398	—
Accrued audit and legal	214	193
Accrued inventory	438	777
Other	3	154

	$2,003	$2,327

NOTE 6.	NET LOSS PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. Diluted loss per share information is the same as basic net loss per share since common shares issuable upon conversion of stock options and warrants are currently anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net loss	$(5,164)	$(2,421)	$(7,581)	$(4,461)

Weighted average shares used in computing basic and net loss per share	26,237	23,398	25,214	23,295

Basic and diluted net loss per share	$(0.20)	$(0.10)	$(0.30)	$(0.19)

Options and warrants excluded from the computation of diluted net loss per share	7,740	6,741	7,740	6,741

Options and warrants were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. While these common stock equivalents are currently anti-dilutive, they could be dilutive in the future if the Company records net income.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 7.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities. A summary of comprehensive gain (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net loss	$(5,164)	$(2,421)	$(7,581)	$(4,461)
Change in unrealized gain (loss) on available-for-sale- investments	7	52	15	96

Comprehensive loss	$(5,157)	$(2,369)	$(7,566)	$(4,365)

NOTE 8.	CERTAIN RISKS

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

Significant customers

Revenues from significant customers, those representing approximately 10% or more of total revenues for the respective periods, are summarized as follows:

			For the
	For the		Six Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Customer A	21%	23%	12%	15%
Customer B	16%	*	*	*
Customer C	14%	*	*	*
Customer D	10%	17%	*	23%
Customer E	10%	*	*	*
Customer F	*	20%	11%	13%
Customer G	*	11%	*	*
Customer H	*	13%	*	*

(* = less than 10%)

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Revenue by product

Revenues by product family as a percentage of revenue for the respective periods are summarized as follows:

			For the
	For the		Six Months
	Three Months		Ended
	Ended September 30,		September 30,
Product Family	2006	2005	2006	2005

5700 TrueView	18%	4%	16%	8%
5600 TrueView	38%	44%	37%	39%
5300 CyberPro	*	16%	*	11%
5200 CyberPro	36%	36%	37%	35%
5000 CyberPro	1%	*	2%	1%
NRE and other	7%	*	7%	*

	100%	100%	100%	94%

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

Accounts receivable were concentrated with customers as follows:

	September 30,	March 31,
	2006	2006

Customer A	47%	*
Customer B	11%	24%
Customer C	*	17%
Customer D	*	11%
Customer E	*	11%

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

NOTE 9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized and operates in one reportable segment, which is the development, manufacture and sale of streaming media integrated circuits for the advanced television and emerging interactive display markets.

The Company has operations in the United States and China. The total assets in the China subsidiary as of September 30, 2006 and March 31, 2006 were not material to the Company’s consolidated financial statements.

The following table summarizes revenues by geographic area as a percentage of total revenues:

			For the
	For the		Six Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

China	41%	37%	33%	44%
Korea	18%	*	11%	*
United States	26%	16%	26%	18%
Japan	*	16%	14%	13%
Europe	*	22%	12%	14%

(* = less than 10%)

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Stock Repurchase

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 of the Company’s common stock. As of September 30, 2006, the Company acquired 204,400 shares on the open market that it holds as treasury stock.

On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 5 million shares of common stock. As of September 30, 2006, the Company had not repurchased any shares of common stock under this program.

Litigation

On August 23, 2006, the Company settled its previous litigation with Silvaco Data Systems. Under the terms of the settlement, the Company obtained a full release in exchange for the license of certain software. In a related matter, the Company is continuing to pursue indemnification and fraud claims against Circuit Semantics, Inc., and

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

its current and former management. The case against Circuit Semantics and other defendants is pending in the Santa Clara County Superior Court.

On October 6, 2006, a securities class action complaint was filed against the Company in the United States District Court for the Northern District of California, entitled Richardson v. Tvia, Inc., et al. The Richardson complaint names as defendants the Company and three of its officers, alleging that they violated the federal securities laws by misrepresenting and failing to disclose certain material information about the Company’s business and forecasted revenues. The Richardson complaint seeks unspecified amounts of compensatory damages and disgorgement.

On October 17, 2006, a securities complaint was filed against the Company in the United States District Court for the Southern District of New York, entitled Whalehaven Capital Fund Limited v. Tvia, Inc., et al. The Whalehaven complaint names as defendants the Company and eight of its officers and directors, alleging that they violated the federal securities laws and state law by misrepresenting and failing to disclose certain material information regarding the Company’s business and forecasted revenues in connection with the purchase of securities from the Company in a private placement that closed in August 2006. The Whalehaven complaint seeks compensatory damages in excess of $925,000, rescission of a Securities Purchase Agreement dated as of August 15, 2006 between the Company and certain investors, and punitive damages. Certain other investors who, like Whalehaven, purchased the Company’s securities pursuant to the Securities Purchase Agreement have also made verbal claims against the Company seeking compensatory or other relief with respect to their purchases.

On October 31, 2006, the Company initiated a lawsuit against Zoran Corporation, Zoran’s Israel subsidiary, and certain of Zoran’s directors, officers and employees. The Company is seeking the return of the license fees paid for the video decoder technology which the Company alleges was defective. The Company has also asserted fraud and unfair competition claims for unspecified damages, alleging that Zoran intentionally deleted key functions and sabotaged the technology. The case against Zoran and other defendants is pending in the Santa Clara County Superior Court.

Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through May 2008. Under the terms of the leases, the Company is responsible for a portion of the facilities’ operating expenses, insurance and property taxes. Rent expense under operating leases for the three and six months ended September 30, 2006 were $0.1 million and $0.2 million, respectively and for the three and six months ended September 30, 2005 were approximately $0.1 million, and $0.1 million, respectively.

In December 2004, the Company acquired the right to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term was 21 months, bore interest at 9.00% and accrued interest monthly. Payments of $125,000 were due each calendar quarter. The final payment on the note was made on October 20, 2006.

In October 2005, the Company acquired additional rights to the use of design software for a period of two years in exchange for the issuance of notes payable. The note term is 21 months, bears interest at 6.02% and accrues interest monthly. A final payment of $225,000 is due April 2007.

TVIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Future payments due under its leasing arrangements as of September 30, 2006 are as follows (in thousands):

	Capitalized	Operating
Fiscal Year	Lease Obligation	Leases	Total

2007	$125	$152	$277
2008	225	205	430
2009	—	32	32

Total minimum payments	350	$389	$739
Less: Amount representing interest	(7)

Present value of minimum payments	343
Less: Current portion	(343)

Long-term portion	$—

NOTE 11.	SUBSEQUENT EVENT

On November 21, 2006, the Company received a notice from The Nasdaq Stock Market outlining Nasdaq’s determination that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company has not timely filed its Report on Form 10-Q for the fiscal quarter ended September 30, 2006. Accordingly, unless the Company requests a hearing to appeal the determination the Company will be delisted from Nasdaq. The Company intends to request a hearing before a Nasdaq Listing Qualifications Panel for continued listing on the Nasdaq Capital Market. The notice indicates that once this request has been made, the Company’s securities will remain listed on the Nasdaq Capital Market pending a decision by the Nasdaq Listing Qualifications Panel.

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

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relates to future periods and are subject to risks and uncertainties. Forward-looking statements include our beliefs with respect to the factors that may impact our gross margins, the reasons for and extent of our restatement, our intent to request a hearing from Nasdaq, the attributes of the digital television market, our ability to leverage our manufacturing contacts in China to benefit our customers, our beliefs regarding the causes of our declining revenues, our ability to recognize as revenue any of our deferred revenue, our belief that we have taken appropriate steps to address material weaknesses in our internal controls, our levels of spending on research and development, our ability to introduce new products and the success of any future products or product enhancements, the factors that impact sales of our products, how long our existing cash will last, potential sources of future liquidity and the anticipated uses of our cash, the impact of changing interest rates or currency exchange rates on our financial results, our expectation regarding future expense levels, the amount of stock based compensation expense in future periods and the impact of recent accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results. All forward-looking statements in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to: variations in demand for our products; the level and timing of sales; the extent of product and price competition; introductions or enhancements of products or delays in introductions or enhancements of products; hiring and retention of personnel; changes in the mix of products sold; general domestic and international economic and political conditions; the impact of and costs associated with litigation; the outcome of any Nasdaq hearing; our ability to recognized previously deferred revenue; and other factors and risks discussed in “Risk Factors” and elsewhere in this Quarterly Report, our 10-K/A and our other Tvia filings with the Securities and Exchange Commission.

Overview

Tvia, Inc. is a fabless semiconductor company which designs and develops an extensive line of flexible, high-quality digital display processors used in next-generation digital LCD, HD, SD and progressive-scan TVs, as well as other multimedia-related devices.

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

In August 2006, the Company announced a new turnkey contract manufacturing service. The service provides customers with turnkey TVs, CKD (complete knock-down) or SKD (semi knock-down), which refers to television products sold in kit form for later reassembly. The Company intends to leverage its manufacturing clients in China which are currently manufacturing TVs utilizing Tvia TV designs, to build TVs, SKDs and CKDs for major brand names worldwide at significantly lower costs. The Company believes the manufacturing service solves a problem for consumer electronics companies that want to benefit from China’s low-cost manufacturing base, but face challenges in locally managing project schedules, ensuring product quality, and delivering documentation. No revenue attributable to this service business is included in the revenues for the quarter ended September 30, 2006.

Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product sales. Approximately 74% and 74% of our total revenues for the three and six months ended September 30, 2006, respectively, were derived from customers located outside the United States compared to 84% and 82% in the same periods in the prior fiscal year. Our top three customers, including distributors, accounted for 51% and 37% of total revenues in the three and six months ended September 30, 2006, respectively, compared to 60% and 51% in the same periods in the prior fiscal year.

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

We have sustained operating losses on a quarterly and annual basis since inception in 1993. As of September 30, 2006, we had an accumulated deficit of approximately $86.8 million. These losses resulted from significant costs incurred in the planning and development of our technology and services and from significant marketing costs. We have a subsidiary in Hefei, People’s Republic of China that performs final production tests, research and development and logistics support. We also have an office in Shenzhen, People’s Republic of China, to provide sales and complete system support including design and integration to our customers.

On November 21, 2006, we received a notice from The Nasdaq Stock Market outlining Nasdaq’s determination that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because we have not timely filed our Report on Form 10-Q for the fiscal quarter ended September 30, 2006. Accordingly, unless we request a hearing to appeal the determination we will be delisted from Nasdaq. We intend to request a hearing before a Nasdaq Listing Qualifications Panel for continued listing on the Nasdaq Capital Market. The notice indicates that once this request has been made, our securities will remain listed on the Nasdaq Capital Market pending a decision by the Nasdaq Listing Qualifications Panel.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We believe that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition. Critical accounting policies and estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include those regarding (1) revenue recognition; (2) valuation of accounts receivable; (3) valuation of inventories; (4) impairment of long-lived assets; and (5) stock-based compensation valuation assumptions. Refer to the Company’s Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2006 where critical accounting policies and estimates are more fully discussed.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Revenues	100%	100%	100%	100%
Cost of revenues	230%	55%	96%	55%

Gross profit	(130)%	45%	4%	45%
Operating expenses:
Research and development	235%	71%	177%	89%
Sales and marketing	66%	41%	82%	44%
General and administrative	304%	77%	186%	76%

Total operating expenses	595%	189%	445%	209%

Operating loss	(725)%	(144)%	(441)%	(164)%

Cumulative effect for forfeiture rate change	0%	0%	7%	0%

Interest income	19%	6%	14%	7%

Net loss	(706)%	(138)%	(420)%	(157)%

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change

Revenues	$731	$1,755	(58)%	$1,803	$2,863	(37)%

Revenues for the three months ended September 30, 2006 decreased 58% to $0.7 million from $1.8 million for the three months ended September 30, 2005. The decrease is primarily attributable to shortages during the quarter of LCD panels. This shortage of LCD panels and related price increases caused chip customers to delay or cancel orders for our products. In addition, the shortage affected our ability to deliver TV, CKD and SKD products to our customers. In the three months ended September 30, 2006, sales to five customers, Micro Network Korea, Advancetech, Shenzhen Ricom, Sino-American Electronics and MJL Technology, each accounted for more than 10% of revenues. In the three months ended September 30, 2005, sales to five customers, Micro Network Korea, SMS, Shenzhen Ricom, Sharp and Celestica, each accounted for more than 10% of revenues.

Revenue for the six months ended September 30, 2006 decreased 37% to $1.8 million from $2.9 million for the six months ended September 30, 2005. The decrease is primarily attributable to shortages of LCD panels as mentioned above. In the six months ended September 30, 2006, sales to four customers, Kanematsu, Micro Network Korea, SMS, and Premier Components Distribution accounted for 14%, 12%, 11% and 10% of revenues, respectively. In the six months ended September 30, 2005, sales to three customers, Shenzhen Ricom, Micro Network Korea and SMS, accounted for 23%, 15% and 13% of revenues, respectively.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change

Gross Margin	$(948)	$794	(219)%	$74	$1,294	(94)%

% of revenue	(130)%	45%		4%	45%

Many factors affect our gross margin, including, but not limited to, our product mix, the position of our products in their respective life cycles, yields and the mix of our product sales and development contracts and other revenues. The decrease in gross margin for the three months ended September 30, 2006 was primarily attributable to an increase in inventory reserves totaling $1.4 million recorded in the quarter for excess inventory.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change

Research and Development	$1,645	$1,252	31%	$3,196	$2,535	26%

% of revenue	225%	71%		177%	89%

Research and development expenses include personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses increased to $1.6 million and $3.2 million in the three and six months ended September 30, 2006, respectively, from $1.3 million and $2.5 million in the three and six months ended September 30, 2005, respectively. The increase in research and development expenses in 2006 compared to the corresponding prior year periods is due to increased payroll costs attributable to sixteen new hires and license fees for intellectual property that is to be incorporated into future chip designs.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change

Sales and Marketing	$484	$722	(33)%	$1,481	$1,263	17%

% of revenue	66%	41%		82%	44%

Sales and marketing expenses consist primarily of personnel and other costs associated with the sale and marketing of our products. Sales and marketing expenses decreased to $0.5 million and increased to $1.5 million in the three and six months ended September 30, 2006, respectively, from $0.7 million and $1.3 million in the three and six months ended September 30, 2005, respectively. The decrease in sales and marketing expenses for the three months ended September 30, 2006 as compared to the corresponding prior year period is primarily due to lower sales commissions as a result of lower revenue. The increase in sales and marketing expense for the six months ended September 30, 2006 compared to the corresponding prior year period is primarily due to compensation costs for twenty new hires and higher sales commissions resulting from higher revenue.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change

General and Administrative	$2,224	$1,354	(64)%	3,348	$2,168	54%

% of revenue	304%	77%		186%	76%

General and administrative expenses consist primarily of personnel and other costs associated with the management of our business. General and administrative expenses increased to $2.2 million and $3.3 million in the three and six months ended September 30, 2006, respectively, from $1.4 million and $2.2 million in the three and six months ended September 30, 2005, respectively. The increase in general and administrative expenses for the three and six months ended September 30, 2006 as compared to the same periods of the prior fiscal year is primarily due to an increase in stock-based compensation expense of $980,000 related to the modification of awards previously granted to the Company’s former Chief Executive Officer.

Cumulative effect for forfeiture rate change.  The stock based compensation expense of $0.5 million reported in the six-month period ended September 30, 2006 includes a cumulative adjustment of $0.1 million for a change in the forfeiture rate. The adjustment resulted in a reduction of expense in the quarter.

Other income, net.  Other income, comprised primarily of interest income was $0.1 and $0.2 million for the three and six months ended September 30, 2006 and September 30, 2005.

Provision for income tax.  We are taxed in our jurisdictions of operations based on the extent of taxable income generated in each jurisdiction. For income tax purposes, revenues are attributed to the taxable jurisdiction where the sales transactions generating the revenues were initiated. We incurred operating losses in the three and six moths ended September 30, 2006 and September 30, 2005, respectively, and therefore made no provision for income tax in these periods. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to their future realization.

Liquidity and Capital Resources

Cash used in operating activities was $7.4 million during the six months ended September 30, 2006 and resulted primarily from a net loss of $7.6 million, an increase in accounts receivable of $2.9 million,and an increase in deferred cost of goods sold of $2.3 million, partially offset by an increase of deferred revenue of $3.7 million, stock-based compensation expense of $1.6 million and depreciation and amortization expense of $0.6 million.

Cash used in operating activities was $4.6 million during the six months ended September 30, 2005 and resulted primarily from a net loss of $4.5 million, an increase in accounts receivable of $1.2 million, an increase in inventories of $0.8 million and a decrease in accrued liabilities of $0.3 million partially offset by non-cash items of depreciation and amortization of $0.6 million and stock compensation expense of $0.7 million and an increase in accounts payable of $0.6 million.

Cash used in investing activities was $0.7 million during the six months ended September 30, 2006 compared to $6.3 million provided by investing activities during the six months ended September 30, 2005. The difference is primarily due to the cash generated by the maturity of investments of $14.1 million net of the purchase of investments of $7.5 million during the six-month period of 2005.

Net cash flows provided by financing activities were $12.5 million and $0.08 million for the six months ended September 30, 2006 and 2005, respectively. The increase in the six months ended September 30, 2006 was primarily the result of proceeds from a common stock private placement of $11.9 million, net of placement costs of $0.8 million, and the exercise of options to purchase common stock of approximately $1.8 million under our Stock Option Plan.

As of September 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and short-term investments. Working capital at September 30, 2006 and 2005 was $20.8 million and $18.4 million, respectively.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On November 10, 2001, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market. Under this program, the Board of Directors authorized the acquisition of up to 200,000 shares of our common stock. This program does not have a maximum stock repurchase price or an expiration date. As of September 30, 2006, we had acquired 204,400 shares on the open market that we hold as treasury stock.

On August 20, 2002, the Board of Directors authorized an additional stock repurchase program to acquire up to 5 million shares of outstanding common stock in the open market for a maximum of $0.50 per share. This program does not have an expiration date. As of September 30, 2006, we had not repurchased any shares of common stock under this program.

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

Contractual Obligations

We lease facilities under non-cancelable operating leases expiring at various dates through May 2008. Under the terms of the leases, the Company is responsible for a portion of the facilities operating expenses, insurance and property taxes.

Future contractual obligations as of September 30, 2006 were as follows (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital Lease Obligations	$350	$350		$—	$—
Operating Lease Obligations	389	261	128	—	—
Inventory Purchase Commitments	409	409	—	—	—
Total	$1,148	$1,020	$128	$—	$—

Based on our current expectations, we believe that our cash, cash equivalents and short-term investments, which totaled $17.4 million at September 30, 2006, will be sufficient to meet our working capital and capital requirements through at least the next twelve months. Our future funding requirements will depend on many factors. Until we can generate sufficient revenue to finance our cash requirements, we expect to finance future cash needs primarily through the sale of equity or debt securities or borrowings. The issuance of additional equity or convertible securities may result in additional dilution to our stockholders. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to reduce the scope of our business operations, research and development activities or sales and marketing initiatives.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Discussion of Market Interest Rate Risk and Foreign Currency Exchange Risk

Market Interest Rate Risk

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and we presently invest entirely in short-term, investment grade, government and corporate securities. These securities are highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition since all of our sales are denominated in U.S. dollars. Due to the short duration of our investment portfolio, an immediate 100 basis points change in interest rates would not have a material effect on the fair market value of our portfolio due mainly to the short-term nature of the major portion of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

We are an international company, selling our products globally and, in particular, in Japan, Korea, the People’s Republic of China and Taiwan. Although we transact our business in United States dollars, we cannot assure you that future fluctuations in the value of the United States dollar will not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in the People’s Republic of China, Taiwan and other countries that are denominated in currencies other than United States dollars. We cannot estimate the effect that an immediate 100 basis points change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk since all of our sales are denominated in U.S. dollars and have not hedged exposures denominated in foreign currencies or any derivative financial instruments.

ITEM 4:  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective because of the material weaknesses described above and that the remediation efforts of the Company has not been in effect for a sufficient amount of time to allow for testing and validation.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

On August 23, 2006, the Company settled its previous litigation with Silvaco Data Systems. Under the terms of the settlement, the Company obtained a full release in exchange for the license of certain software. In a related matter, the Company is continuing to pursue indemnification and fraud claims against Circuit Semantics, Inc., and its current and former management. The case against Circuit Semantics and other defendants is pending in the Santa Clara County Superior Court.

On October 6, 2006, a securities class action complaint was filed against the Company in the United States District Court for the Northern District of California, entitled Richardson v. Tvia, Inc., et al. The Richardson complaint names as defendants the Company and three of its officers, alleging that they violated the federal securities laws by misrepresenting and failing to disclose certain material information about the Company’s business and forecasted revenues. The Richardson complaint seeks unspecified amounts of compensatory damages and disgorgement.

On October 17, 2006, a securities complaint was filed against the Company in the United States District Court for the Southern District of New York, entitled Whalehaven Capital Fund Limited v. Tvia, Inc., et al. The Whalehaven complaint names as defendants the Company and eight of its officers and directors, alleging that they violated the federal securities laws and state law by misrepresenting and failing to disclose certain material information regarding the Company’s business and forecasted revenues in connection with the purchase of securities from the Company in a private placement that closed in August 2006. The Whalehaven complaint seeks compensatory damages in excess of $925,000, rescission of a Securities Purchase Agreement dated as of August 15, 2006 between the Company and certain investors, and punitive damages. Certain other investors who, like Whalehaven, purchased the Company’s securities pursuant to the Securities Purchase Agreement have also made verbal claims against the Company seeking compensation or other relief with respect to their purchases.

On October 31, 2006, the Company initiated a lawsuit against Zoran Corporation, Zoran’s Israel subsidiary, and certain of Zoran’s directors, officers and employees. The Company is seeking the return of the license fees paid for the video decoder technology which the Company alleges was defective. The Company has also asserted fraud and unfair competition claims for unspecified damages, alleging that Zoran intentionally deleted key functions and sabotaged the technology. The case against Zoran and other defendants is pending in the Santa Clara County Superior Court.

Item 1A:  Risk Factors

Any shortage of LCD panels or other key components has had and could have an adverse impact on our business and have a negative impact on our revenue and earnings.

The availability of LCD panels has been constrained from time to time, causing shortages of panels and/or increases in the cost of the panels to our vendors and customers. Any shortage of LCD panels and/or related price increases could result and has resulted in customers rapidly changing their demand for our products. In addition, if vendors to whom we have subcontracted the assembly of TV, SKD and CKD systems are unable to obtain the components necessary to assemble systems, we in turn are unable to deliver those systems to our customers. In the quarter ended September 30, 2006 the Company experienced a significant decrease in revenue. The reduction in revenue was primarily due to shortages of LCD panels and other key components used to assemble digital TVs and flat panel displays. The shortages had a significant impact on some of our customers’ manufacturing schedules and consequently, their order rate for processors, as well as on the Company’s ability to deliver system level products. Moreover, because certain customers who may have been impacted by the panel shortage did not pay us, we were required to restate our financial results and defer significant amounts of previously recorded revenues, we may never collect these amounts. Any future shortages of LCD panels or components would materially harm our business and have a negative impact on our earnings.

A significant amount of our revenues come from a few customers and any decrease in revenues from these customers could significantly impact our financial results.

Historically we have been, and we expect to continue to be, dependent on a relatively small number of customers for a significant portion of our total revenues.

Sales to Micro Network Korea, Advancetech, Sino-American Electronics, Shenzhen Ricom and MJL Technology represented 21%, 16%, 14%, 10% and 10% of total revenues in the three months ended September 30, 2006, respectively. Sales to Micro Network Korea, SMS Electronics, Ltd and Shenzhen Ricom Industrial Development Co., Ltd. accounted for 23%, 20% and 17% of total revenues for the three months ended September 30, 2005, respectively. Sales to Kanematsu, Micro Network Korea, SMS and Premier Components Distribution represented 14%, 12%, 11% and 10% of total revenues for the six months ended September 30, 2006, respectively. Sales to Shenzhen Ricom Industrial Development Co., Ltd, Micro Network Korea and SMS Electronics, Ltd. accounted for 23%, 15% and 13% of total revenues for the six months ended September 30, 2005, respectively.

We may not be able to retain our largest customers or to obtain additional key accounts. Most of our sales are made on the basis of purchase orders rather than long-term contracts, so customers could stop purchasing products from us at any time without penalty. Any reduction or delay in sales of our products to any key customer, the loss of a key customer or our inability to successfully develop relationships with additional key customers could negatively impact our financial results.

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

Our operating results have varied in the past and are likely to do so in the future as we attempt to meet consumer demand in the markets for advanced televisions and emerging interactive displays. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet these expectations or those of securities analysts and investors could cause our stock price to fluctuate or decline significantly. A number of factors, including those listed below, may cause fluctuations in our operating results and stock price:

•	availability and pricing of panels and other components for flat panel TVs;

•	increased competition and competitive pricing pressures;

•	the general condition of the semiconductor industry market;

•	costs and outcome of legal proceedings;

•	fluctuations in the volume of product sales, changes in product mix and pricing concessions on sales;

•	customer inventory levels and market share;

•	the timing, rescheduling or cancellation of significant customer orders;

•	our ability to gain design wins with our customers and ramp new designs into production volumes;

•	seasonal demand for products into which our products are incorporated;

•	the timing of investments in, and the results of, research and development;

•	changes in industry standards;

•	introduction of interactive television services by service providers;

•	availability of manufacturing capacity and raw materials, and inventory write-offs;

•	product introductions and price changes by our competitors;

•	our ability to specify, develop, introduce and market new products with smaller geometries, more features and higher levels of design integration in accordance with design requirements and design cycles;

•	the level of orders received that can be shipped in a given period;

•	changes in earning estimates or investment recommendations by analysts;

•	changes in investors perceptions; and

•	the effect of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

We are party to securities litigation and potential claims that distract our management, are expensive to conduct and seek damage awards.

On October 6, 2006, a securities class action complaint was filed against the Company in the United States District Court for the Northern District of California, entitled Richardson v. Tvia, Inc., et al. The Richardson complaint names as defendants the Company and three of its officers, alleging that they violated the federal securities laws by misrepresenting and failing to disclose certain material information about the Company’s business and forecasted revenues. The Richardson complaint seeks unspecified amounts of compensatory damages and disgorgement.

On October 17, 2006, a securities complaint was filed against the Company in the United States District Court for the Southern District of New York, entitled Whalehaven Capital Fund Limited v. Tvia, Inc., et al. The Whalehaven complaint names as defendants the Company and eight of its officers and directors, alleging that they violated the federal securities laws and state law by misrepresenting and failing to disclose certain material information regarding the Company’s business and forecasted revenues in connection with the purchase of securities from the Company in a private placement that closed in August 2006. The Whalehaven complaint seeks compensatory damages in excess of $925,000, rescission of a Securities Purchase Agreement dated as of August 15, 2006 between the Company and certain investors, and punitive damages. Certain other investors who, like Whalehaven, purchased the Company’s securities pursuant to the Securities Purchase Agreement have also made verbal claims against the Company seeking compensation or other relief with respect to their purchases.

The lawsuits are in the pretrial stage and no discovery has been conducted by any of the parties. Defending ourselves and our officers and directors in these lawsuits is expensive and time-consuming and detracts management’s attention from the operation of our business. We cannot assure you that we will be successful in defending against these claims or that other claims will not be asserted. If we are unsuccessful, we may be subject to fines, penalties and sanctions that could negatively impact our financial condition and our ability to operate our business.

We currently rely on certain international customers for a substantial portion of our revenues and are subject to risks inherent in conducting business outside of the United States.

Sales of our products to our OEM customers and to distributors located outside the United States accounted for 79% and 84% of our total revenues for the three months ended September 30 2006 and 2005, respectively. Sales of our products to our OEM customers and to distributors located outside the United States accounted for 79% and 82% of our total revenues for the six months ended September 30 2006 and 2005, respectively. There are a number of risks arising from our international business, which could adversely affect future results, including:

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

We restated our financial results for the year ended March 31, 2006 and the quarters ended December 31, 2005 and June 30, 2006 because we were unable to collect amounts owed to us from certain of our customers in Asia. In connection with the restatement, we deferred significant amounts of revenue, which we will not be able to recognize until we are paid by our customers. These customers may be unwilling or unable to use our products that are in their possession for various reasons. With regard to our restatement, we believe the subsequent shortage of panels necessary to build televisions prevented certain of our customers to use our semiconductors they had in inventory. As a result, those customers did not pay us in accordance with the contractual terms they had agreed to. In the event our products become obsolete, our customers are able to obtain similar products at lower prices, our customers are not able to obtain other component parts needed to manufacture an end product, or demand for or prices of the products they had intended to manufacture incorporating our products decline, customers may not pay for our products. This, in turn, would prevent us from recognizing as revenue amounts that have been deferred.

We received a notice from The Nasdaq Stock Market that our common stock will be suspended from trading on November 30, 2006 and delisted for failure to timely file our September 30, 2006 Form 10-Q. If we are delisted from the Nasdaq Capital Market, the price and liquidity of our common stock may decline.

We received notice from Nasdaq that our common stock will be suspended from trading on November 30, 2006 and delisted for failure to timely file our September 30, 2006 Form 10-Q. There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including the timely filing of our Exchange Act reports. We intend to request a hearing to appeal Nasdaq’s decision to delist our common stock. However, our appeal may not be successful. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price and the liquidity of our stock would likely decline.

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

We identified two material weaknesses in internal control over financial reporting during fiscal years 2006 and 2007. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the price of our common stock.

Management identified two material weaknesses in our internal controls over financial reporting. We have not performed an evaluation of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. If such an evaluation had been performed or when we are required to perform such an evaluation, additional material weaknesses, significant deficiencies and other control deficiencies may have been or may be identified. Although we are taking measures that are intended to remediate the material weaknesses, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies.

Our independent registered public accounting firm has not been engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting, nor has it evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses discussed above. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We currently compete with Genesis Microchip, Inc., Pixelworks, Inc., Trident Microsystems, Inc. and Taiwanese chipmakers such as MediaTek, Morningstar and Realtek. In addition to these competitors, we expect other major semiconductor manufacturers will enter our targeted markets as the DTV and information access device markets become more established. A number of companies, including STMicroelectronics N.V., LSI Logic and Philips Electronics N.V. have announced that they are developing or plan to introduce competing products in the advanced television and emerging interactive display markets which could result in significant competition.

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

We have incurred significant operating losses in each year since our inception, except in fiscal year 2004. The net income reported in fiscal year 2004 was primarily due to the sale of our software business. We expect to continue to incur net losses for the foreseeable future, primarily as a result of expenses for research and development. We have incurred net losses of approximately $86.8 million from our inception in March 1993 through September 30, 2006. If we continue to incur net losses, we may not be able to expand our business as quickly as we would like. We do not know when or if we will become profitable and if we do become profitable, we may not be able to sustain or increase our profitability.

A slowdown in the DTV market could significantly affect our revenue growth.

Our current product development efforts are focused on 17 inch to 42 inch LCD and Plasma digital televisions. According to industry sources, this market is estimated to continue to grow rapidly. If this market growth were to slow down significantly, the demand for our products would also decline, materially affecting our ability to increase revenue.

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

Substantially all of our products are assembled by one of three subcontractors, two of which are located in Taiwan, and one in Shanghai, People’s Republic of China. Typically, we procure services from these subcontractors on a purchase order basis. Their availability to assemble our products could be adversely affected if any of these subcontractors experiences financial difficulties or suffers any damage or destruction to its facilities or any other disruption of its assembly capacity. Because we rely on third party subcontractors for assembly of our products, we cannot directly control product delivery schedules. We have experienced in the past, and may experience in the future, product shortages or quality assurance problems that could increase the cost of manufacturing or testing of our products. It is time consuming and difficult to find and qualify alternative assemblers. If we are forced to find substitute subcontractors, shipments of our products could be delayed. Any problems associated with the delivery, quantity or cost of our products could harm our business.

Our operating expenses may increase as we build our business and these increased expenses may impact our ability to become profitable.

We have made substantial expenditures on research and development and organizational infrastructure consisting of an executive team, finance, sales, marketing and management information systems departments and our design center located in the People’s Republic of China. For the three months ended September 30, 2006 and 2005, research and development expenses represented 225% and 71% of our revenues, respectively. For the six months ended September 30, 2006 and 2005, research and development expenses represented 177% and 89% of our revenues, respectively. We expect to continue to spend financial and other resources on developing and introducing new products and services, and on our research and development activities in China. While we have implemented actions intended to reduce our operating expenses, our operating expenses may increase as a percentage of revenues if our revenues decline. If our revenues do not increase or we are not able to reduce expense levels, our business and results of operations could suffer. We base our expense levels in part on our expectations regarding future revenues. If our revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter.

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

The primary customers for our products are companies in the advanced television and emerging display device markets. Any significant downturn in these particular markets or in general economic conditions which result in the decrease of research and development budgets or capital expenditures would likely result in the reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has experienced a recession, which has negatively impacted our business and operating results. A further decline in the United States economy could result from further terrorist attacks in the United States. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and prospective customers may continue to reduce their design budgets or delay implementation of our products, which could further harm our business and operating results.

In addition, the markets for semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability causing business failures and a depressed business environment. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend is likely to continue in the future. These industry downturns have been, and my continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.

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

We operate our research and development facility in the People’s Republic of China. In addition, most of our products are manufactured and assembled outside of the United States at facilities operated by third parties in Taiwan. The political and economic conditions in the region, including the People’s Republic of China’s dispute with Taiwan, may adversely impact our operations including manufacture and assembly of our products and research and development efforts. We cannot provide assurance that restrictive laws or policies on the part of either the People’s Republic of China or the United States will not constrain our ability to operate in both countries. If we are required to relocate our facilities, our business will be disrupted and our costs associated with research and development will increase.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2006 the Company closed a private placement of 4,770,000 units consisting of newly-issued shares of common stock and warrants to selected institutional investors for gross proceeds of approximately $11.9 million, before placement fees and offering expenses. The units were priced at $2.50 per share. As part of the transaction, investors received five year warrants to purchase, in the aggregate, 1,669,500 additional shares of common stock with an exercise price of $3.50 per share, subject to adjustment in certain circumstances. The Company intends to use the net proceeds from this private placement to fund the Company’s growth. In connection with the private placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, Tvia agreed to register the shares of common stock sold to the Investors pursuant to the Securities Purchase Agreement. Tvia also agreed to file with the SEC a resale registration statement within 45 days after closing. If certain of its obligations under the Registration Rights Agreement are not met, the Company must make pro-rata liquidated damages payments to each Investor. As of October 10, 2006 the Company had not met the 45 day registration requirement and made pro-rata liquidated damages payments to investors of $119,250 or 1.0% of the aggregate investment amount. The Company subsequently failed to meet the next deadline which followed a month later and has accrued an additional $119,250 payable to investors.

Item 6:  Exhibits and Reports on Form 8-K

Exhibit
Number		Exhibit Title

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to Exhibit 3(ii)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 000-30539)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.3		Form of Investor Warrant, issued by Tvia, Inc. to the investors in connection with the August 15, 2006 private offering. (incorporated by reference from Exhibit 99.2 filed with the Company’s 8-K on August 15, 2006).
4.4		Registration Rights Agreement (incorporated by reference from Exhibit 99.3 filed with the Company’s 8-K on August 15, 2006).
10.1		Securities Purchase Agreement, dated as of August 15, 2006, (incorporated by reference from Exhibit 99.1 filed with the Company’s 8-K on August 15, 2006).
31.1		Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a — 15(e) and (f) and 15d — 15(e) and (f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a — 15(e) and (f) and 15d — 15(e) and (f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18.U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of Principal Financial Officer pursuant to 18.U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVIA, INC.

By:	/s/ Keith Yee
Keith Yee
Vice President, Finance and Chief Financial Officer,
(Principal Financial Officer and
Duly Authorized Signatory)

November 22, 2006

EXHIBIT INDEX

Exhibit
Number

3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
3(ii)	.1	Amended and Restated Bylaws of Tvia, Inc. (incorporated by reference to Exhibit 3(ii)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (File No. 000-30539)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.2		Form of Amended and Restated Registration Rights Agreement dated as of April 3, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-34024)).
4.3		Form of Investor Warrant, issued by Tvia, Inc. to the investors in connection with the August 15, 2006 private offering. (incorporated by reference from Exhibit 99.2 filed with the Company’s 8-K on August 15, 2006).
4.4		Registration Rights Agreement (incorporated by reference from Exhibit 99.3 filed with the Company’s 8-K on August 15, 2006).
10.1		Securities Purchase Agreement, dated as of August 15, 2006, (incorporated by reference from Exhibit 99.1 filed with the Company’s 8-K on August 15, 2006).
31.1		Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a — 15(e) and (f) and 15d — 15(e) and (f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a — 15(e) and (f) and 15d — 15(e) and (f), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18.U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of Principal Financial Officer pursuant to 18.U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.